Form 10-Q
period 2013-06-30
YuMe Inc
filed 2013-08-30
CIK 1415624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-36039

YuMe, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-0111478
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1204 Middlefield Road, Redwood City, CA	94063
(Address of Principal Executive Offices)	(Zip Code)

(650) 591-9400

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐ No  ☒

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

As of August 18, 2013, there were 31,965,160 shares of the Registrant’s common stock outstanding.

YuMe, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YuMe, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$24,153	$27,909
Accounts receivable, net	42,557	48,067
Prepaid expenses and other current assets	1,889	1,355
Total current assets	68,599	77,331

Property, equipment and software, net	5,806	5,551
Goodwill	3,902	3,902
Intangible assets, net	2,440	2,847
Restricted cash	292	292
Deposits and other assets	2,166	691
Total assets	$83,205	$90,614

Liabilities, convertible preferred stock, and stockholders’ deficit
Current liabilities:
Accounts payable	$4,341	$6,893
Accrued digital media property owner costs	10,282	12,475
Accrued liabilities	8,029	7,219
Deferred revenue, current	225	528
Notes payable, current	62	185
Capital leases, current	610	631
Total current liabilities	23,549	27,931

Capital leases, non-current	92	380
Other long-term liabilities	165	178
Deferred tax liability	877	962
Preferred stock warrant liability	461	301
Total liabilities	25,144	29,752

Commitments and contingencies (Note 8)

Convertible preferred stock, $0.001 par value, 130,130,239 authorized as of June 30, 2013 and December 31, 2012; 129,806,334 issued and outstanding as of June 30, 2013 and December 31, 2012.	76,191	76,191

Stockholders’ deficit:
Common stock, $0.001 par value: 192,939,347 shares authorized as of June 30, 2013 and December 31, 2012; 4,899,835 and 4,816,863 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively.	29	29
Additional paid-in-capital	8,323	6,758
Accumulated deficit	(26,429)	(21,998)
Accumulated other comprehensive loss	(53)	(118)
Total stockholders’ deficit	(18,130)	(15,329)
Total liabilities, convertible preferred stock, and stockholders’ deficit	$83,205	$90,614

See notes to condensed consolidated financial statements

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$34,320	$25,196	$60,932	$45,265
Cost of revenue	18,658	13,652	33,211	25,141
Gross profit	15,662	11,544	27,721	20,124

Operating expenses:
Sales and marketing	10,893	7,958	21,110	15,060
Research and development	917	523	1,917	1,175
General and administrative	4,730	2,747	8,668	5,096
Total operating expenses	16,540	11,228	31,695	21,331

Income (loss) from operations	(878)	316	(3,974)	(1,207)
Interest and other expense
Interest expense	(13)	(31)	(32)	(65)
Other expense, net	(134)	(8)	(326)	(8)
Total interest and other expense	(147)	(39)	(358)	(73)

Income (loss) before income taxes	(1,025)	277	(4,332)	(1,280)
Income tax expense	(68)	(150)	(99)	(85)

Net income (loss)	$(1,093)	$127	$(4,431)	$(1,365)
Net income (loss) attributable to common shareholders	$(1,093)	$—	$(4,431)	$(1,365)

Net income (loss) per share attributable to common stockholders:
Basic	$(0.23)	$0.00	$(0.92)	$(0.29)
Diluted	$(0.23)	$0.00	$(0.92)	$(0.29)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	4,854	4,749	4,841	4,638
Diluted	4,854	5,579	4,841	4,638

See notes to condensed consolidated financial statements.

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(1,093)	$127	$(4,431)	$(1,365)
Other comprehensive income (loss):
Foreign currency translation adjustments	5	(45)	65	(81)
Other comprehensive income (loss)	5	(45)	65	(81)
Comprehensive income (loss)	$(1,088)	$82	$(4,366)	$(1,446)

See notes to condensed consolidated financial statements.

YuMe, Inc.

CONDENSED CONSOLIDATED  STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

(Unaudited)

							Accumulated
	Convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

Balances at December 31, 2012	129,806,334	$76,191	4,816,863	$29	$6,758	$(21,998)	$(118)	$(15,329)
Issuance of common stock upon exercise of stock options	—	—	82,972	—	152	—	—	152
Stock-based compensation	—	—	—	—	1,413	—	—	1,413
Foreign currency translation adjustment	—	—	—	—	—	—	65	65
Net loss	—	—	—	—	—	(4,431)	—	(4,431)
Balances at June 30, 2013	129,806,334	$76,191	4,899,835	$29	$8,323	$(26,429)	$(53)	$(18,130)

See notes to condensed consolidated financial statements.

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net loss	$(4,431)	$(1,365)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,050	1,327
Stock-based compensation	1,336	1,024
Allowance for doubtful accounts	308	57
Deferred income taxes	(85)	6
Excess income tax benefit from the exercise of stock options	—	(37)
Change in fair value of preferred stock warrants	160	(2)
Changes in operating assets and liabilities:
Accounts receivable	5,202	2,404
Prepaid expenses and other current assets	(534)	(291)
Deposits and other assets	248	(62)
Accounts payable	(3,243)	547
Accrued digital media property owner costs	(2,193)	1,423
Accrued liabilities	810	539
Deferred revenue	(303)	375
Other liabilities	(13)	55
Net cash provided by (used in) operating activities	(688)	6,000

Investing activities:
Purchases of property and equipment	(761)	(54)
Capitalized software development costs	(950)	(441)
Net cash used in investing activities	(1,711)	(495)

Financing activities:
Net proceeds from the issuance of convertible preferred stock	—	9,953
Payments for initial public offering costs	(1,142)	—
Repayments of borrowings under notes payable	(123)	(168)
Repayments of borrowings under capital leases	(309)	(286)
Excess income tax benefit from the exercise of stock options	—	37
Proceeds from exercise of common stock options	152	549
Net cash provided by (used in) financing activities	(1,422)	10,085

Effect of exchange rate changes on cash and cash equivalents	65	(81)

Change in cash and cash equivalents	(3,756)	15,509
Cash and cash equivalents—Beginning of period	27,909	19,023
Cash and cash equivalents—End of period	$24,153	$34,532

Supplemental disclosures of cash flow information
Cash paid for interest	$32	$65
Cash paid for income taxes	365	26
Stock-based compensation capitalized for internal-use software	77	49

Non-cash investing and financing activities
Purchases of property and equipment under capital lease obligations	$—	$130
Purchases of property and equipment recorded in accounts payable	$110	$—
Initial public offering costs recorded in accounts payable and accrued liabilities	$581	$—

See notes to condensed consolidated financial statement

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Description of Business and Basis of Presentation

YuMe, Inc. (the “Company”) was incorporated in Delaware on December 16, 2004. The Company, including its wholly-owned subsidiaries, is a leading independent provider of digital video brand advertising solutions. The Company’s proprietary technologies serve the specific needs of brand advertisers and enable them to find and target large, brand-receptive audiences across a wide range of Internet connected devices and digital media properties. The Company’s software is used by global digital media properties to monetize professionally-produced content and applications. The Company facilitates digital video advertising by dynamically matching relevant audiences available through its digital media property partners with appropriate advertising campaigns from its advertising customers.

The Company helps its advertising customers overcome the complexities of delivering digital video advertising campaigns in a highly fragmented environment where dispersed audiences use a growing variety of Internet-connected devices to access thousands of online and mobile websites and applications. The Company delivers video advertising impressions across personal computers, smartphones, tablets, set-top boxes, game consoles, Internet-connected TVs and other devices. The Company’s video ads run when users choose to view video content on their devices. On each video advertising impression, the Company collects dozens of data elements that it uses for its advanced audience modeling algorithms that continuously improve brand-targeting effectiveness.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) with the SEC on August 7, 2013 (the “Prospectus”). The condensed consolidated balance sheet as of December 31, 2012, included herein was derived from the audited consolidated financial statements as of that date but does not include all disclosures required by GAAP, including notes to the financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting primarily of normal recurring adjustments) necessary for the fair statement of the interim periods stated. Included within the results of operations for the three months ended June 30, 2013, the Company recorded an expense of $0.2 million in General and Administrative expenses for costs related to the initial public offering (“IPO”) that had been incorrectly capitalized during the three months ended March 31, 2013.

In July 2013, the Company’s board of directors and stockholders approved an amendment to the amended and restated certificate of incorporation. The amendment provided for a 1-for-6 reverse stock split of the outstanding common stock, which became effective on July 24, 2013. Accordingly, (i) every six shares of common stock have been combined into one share of common stock, (ii) the number of shares of common stock into which each outstanding option or warrant to purchase common stock is exercisable, as the case may be, have been proportionately decreased on a 6-for-1 basis, (iii) the exercise price for each such outstanding option or warrant to purchase common stock has been proportionately increased on a 1-for-6 basis, and (iv) the conversion ratio for each share of preferred stock outstanding was proportionately reduced on a 6-for-1 basis. All of the share numbers, share prices, and exercise prices have been adjusted within these financial statements, on a retroactive basis, to reflect this 1-for-6 reverse stock split. The Company has agreed to pay cash in lieu of any fractional shares to which a holder of common stock would otherwise be entitled as a result of the reverse stock split.

On August 12, 2013, the Company closed the IPO of its common stock pursuant to a registration statement on Form S-1. In the IPO, the Company sold 5,125,000 shares of common stock at a public offering price of $9.00 per share. Net proceeds were approximately $40.3 million, after deducting underwriting discounts and commissions of $3.2 million and offering expenses of $2.6 million. Upon the completion of the IPO, all outstanding shares of the Company’s convertible preferred stock automatically converted into 21,840,537 shares of common stock and all outstanding warrants to purchase convertible preferred stock converted into warrants to purchase 53,983 shares of common stock.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Principles of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

2.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from management’s estimates.

Concentrations and Other Risks

Financial instruments that subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.  Cash and cash equivalents are deposited with one domestic and four foreign highly rated financial institutions and cash equivalents are invested in highly rated money market funds. Periodically, such balances may be in excess of federally insured limits.

Except for the Company’s single largest advertising agency customer noted below, credit risk with respect to accounts receivable is dispersed due to the large number of advertising customers. Collateral is not required for accounts receivable.  The Company performs ongoing credit evaluations of customers’ financial condition and periodically evaluates its outstanding accounts receivable and establishes an allowance for doubtful accounts based on the Company’s historical experience, the current aging and circumstances of accounts receivable and general industry and economic conditions.  Accounts receivable are written off by the Company when it has been determined that all available collection avenues have been exhausted.  Historically, write-offs for uncollectible accounts have not been significant.  However if circumstances change, higher than expected bad debts may result in future write-offs that are greater than the Company’s estimates.

One advertising agency customer accounted for 14% and 16% of revenue for the three months ended June 30, 2013 and 2012, respectively and accounted for 18% and 21% of revenue for the six months ended June 30, 2013 and 2012, respectively.  As of June 30, 2013 and December 31, 2012, the same customer accounted for 16% and 27%, respectively, of the Company’s total accounts receivable.

3.              Fair Value of Financial Instruments

The accounting guidance for fair value measurements prioritizes the inputs used in measuring fair value in the following hierarchy:

Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 — Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 — Unobservable inputs for which there is little or no market data, which require the Company to develop its own assumptions.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amounts of accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. Based on the borrowing rates currently available to the Company for debt with similar terms, the carrying value of the borrowings under the Company’s Loan Agreement approximate fair value (using Level 2 inputs).

The following tables present information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Fair Value Measurements at June 30, 2013
	Level 1	Level 2	Level 3	Total

Money market funds	$13,508	$—	$—	$13,508
Warrant liability	—	—	461	461

	Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3	Total

Money market funds	$13,508	$—	$—	$13,508
Warrant liability	—	—	301	301

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the changes in the warrant liabilities classified in Level 3 for the six months ended June 30, 2013.  Gains and losses reported in this table include changes in fair value that are attributable to both observable and unobservable inputs (in thousands):

Fair
Value
Balance at December 31, 2012	$301
Change in fair value recorded in other income (expense), net	160
Balance at June 30, 2013	$461

4.              Cash and Investments

The following table presents cash and cash equivalents for the periods presented (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2013:
Cash	$10,645	$—	$—	$10,645
Cash equivalents:
Money market funds	13,508	—	—	13,508
Total cash and cash equivalents	$24,153	$—	$—	$24,153

December 31, 2012:
Cash	$14,401	$—	$—	$14,401
Cash equivalents:
Money market funds	13,508	—	—	13,508
Total cash and cash equivalents	$27,909	$—	$—	$27,909

5.              Acquisition

On December 28, 2012, the Company completed the acquisition of Crowd Science, Inc. (“Crowd Science”), a technology company providing online digital media properties audience measurement, ad targeting and web analytics. All of the share capital for Crowd Science was acquired in exchange for $1.1 million in cash and 2,000,000 shares of Series D-1 convertible preferred stock valued at $3.3 million, for total consideration of $4.4 million. The Company held back $49,000 in cash and 400,000 shares of Series D-1 convertible preferred stock until the second anniversary of the closing date for general representations and warranties as well as continuing employment of key employees. The goodwill generated from the Company’s business combination is primarily related to expected synergies. The goodwill is deductible for U.S. federal income tax purposes.

As a condition to its acquisition of Crowd Science, the parties agreed that all amounts held back by the Company at closing, consisting of $49,000 in cash and 400,000 shares of Series D-1 convertible stock, may be permanently withheld by the Company if any key employee (identified in the acquisition agreement) were to voluntarily terminate his employment with the Company within the first year after closing of the acquisition. On March 15, 2013, a key employee voluntarily terminated his employment with the Company and the Company, therefore, intends to permanently withhold all amounts held back at closing.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 805 with the results of the acquired company’s operations included in the consolidated financial statements starting on December 28, 2012. The key factors underlying the acquisition were to acquire technology that would enhance audience reach and targeting across all video devices.

The following unaudited pro forma financial information presents the results of operations of the Company and the acquired company as if the acquisition had occurred on January 1, 2012. The pro forma financial information is provided for comparative purposes only and is not necessarily indicative of what the actual results would have been had the acquisition occurred at the beginning of the year ended December 31, 2012 (in thousands, except per share data):

	Pro Forma for the Three Months Ended June 30,	Pro Forma for the Six Months Ended June 30,
	2012	2012
Revenue	$25,341	$45,558
Net loss	(799)	(3,278)

Basic and diluted net loss per share attributable to common stockholders	$(0.17)	$(0.71)

6.              Goodwill and Intangible Assets

The intangible assets detail for the periods presented ($ in thousands):

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life
June 30, 2013:
Developed technology	$2,950	$(570)	$2,380	3.2 years
Customer relationships	104	(44)	60	2.9 years
Non-compete agreement	53	(53)	—	—
	$3,107	$(667)	$2,440

December 31, 2012:
Developed technology	$2,950	$(185)	$2,765	3.7 years
Customer relationships	104	(33)	71	3.4 years
Non-compete agreement	53	(42)	11	0.4 years
	$3,107	$(260)	$2,847

Amortization expense for the three months ended June 30, 2013 and 2012 was $0.2 million and $41,000, respectively, and $0.4 million and $0.1 million for the six months ended June 30, 2013 and 2012, respectively.  Amortization expense related to developed technology is included as a component of cost of revenue in the accompanying condensed consolidated statements of operations.

7.              Borrowings

In September 2009, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”).  The Loan Agreement provides for borrowings up to $1,000,000 to finance purchases of equipment through December 2013.  Borrowings against the line of credit bear interest at a fixed rate of 8% per annum and require 36 equal monthly installments of principal and interest.  The Company had approximately $0.1 million and $0.2 million of borrowings outstanding under this line of credit as of June 30, 2013 and December 31, 2012, respectively.  Borrowings under the Loan Agreement are collateralized by the equipment financed under the Agreement.

In February 2010, the Company entered into a Loan and Security Agreement (the “Credit Agreement”) with SVB for the purpose of financing its accounts receivable balance. The Credit Agreement was amended and restated in March 2011 and May 2012 and provides for a revolving line of credit with maximum borrowings of up to $20.0 million and is collateralized by substantially all of the assets of the Company. The borrowings under the line of credit bear interest at the bank’s prime rate plus 0.50%. If the Company borrows more than $5.0 million, the Company must maintain an adjusted quick ratio of 1.5 to 1.0. The Credit Agreement requires the Company to comply with various other financial and reporting covenants. As of December 31, 2012, the Company had no borrowings outstanding under this line of credit. As of December 31, 2012, the Company was not in compliance with certain non-financial covenants relating to this Credit Agreement. The Company has received waivers for these violations from SVB. The Credit Agreement expired on May 3, 2013 and the Company did not renew it. The Company was in compliance with all covenants on the expiration date of May 3, 2013.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.              Commitments and Contingencies

Leases

The Company leases its office facilities under various non-cancellable operating leases that expire through October 2016.  In addition, the Company leases certain equipment and computers under capital lease arrangements that expire at various dates through June 2015.

Purchase Commitments

During the normal course of business, to secure adequate ad inventory and impressions for its sales arrangements, the Company enters into agreements with digital media property owners that require purchase of a minimum number of impressions on a monthly or quarterly basis. Purchase commitments as of June 30, 2013 expire on various dates through October 2014.

Legal Proceedings

From time to time the Company may be a party to various litigation matters incidental to the conduct of its business. There is no pending or threatened legal proceeding to which the Company is currently a party that, in the management’s opinion, is likely to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties.  In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees.

While matters may arise as a result of claims under the indemnification agreements disclosed above, the Company, at this time, is not aware of claims under indemnification arrangements that could have a material adverse effect on the Company’s condensed consolidated balance sheet, condensed consolidated statement of operations, condensed consolidated statements of comprehensive income, or condensed consolidated statements of cash flows.

9.              Convertible Preferred Stock

Convertible preferred stock as of June 30, 2013 and December 31, 2012 consisted of the following:

	Shares Authorized	Shares Issued and Outstanding	Issuance Price Per Share	Carrying Value(1)	Liquidation Preference

Series A-1	26,165,827	26,165,827	$0.10500	$1,341,000	$2,747,000
Series A-2	22,473,726	22,324,696	0.20130	4,494,000	4,494,000
Series B	16,134,433	16,134,433	0.54760	8,777,000	8,835,000
Series C	16,404,591	16,229,717	0.28592	4,546,000	4,640,000
Series D	24,876,609	24,876,609	1.00496	24,901,000	25,000,000
Series D-1	24,075,053	24,075,052	1.31370	32,132,000	31,627,000
	130,130,239	129,806,334		$76,191,000	$77,343,000

(1) Amounts are net of issuance costs.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In connection with the closing of the IPO, all outstanding shares of the Company’s convertible preferred stock automatically converted into shares of common stock.

10.       Warrants

In conjunction with a lease agreement, the Company issued warrants to purchase 149,030 shares of Series A-2 preferred stock on December 31, 2006.  These warrants have an exercise price of $0.2013 per share and expire in December 2018.

In conjunction with the Loan Agreement disclosed above, the Company issued warrants to SVB, to purchase 174,874 shares of Series C preferred stock, of which 87,437 shares were issued in September 2009 and 87,437 shares were issued in January 2010.  These warrants have an exercise price of $0.2859 per share and expire in January 2017.

A summary of warrants outstanding at June 30, 2013 are shown below:

Issue Date	Security	Expiration	Exercise Price	Number of Warrants

December 31, 2006	Series A-2	December 31, 2018	$0.2013	149,030
September 1, 2009	Series C	September 25, 2016	$0.2859	87,437
January 1, 2010	Series C	January 27, 2017	$0.2859	87,437

In connection with the closing of the IPO, these warrants to purchase preferred stock converted into warrants to purchase common stock.

The fair value of the convertible preferred stock warrants which are recorded as liabilities in the accompanying condensed consolidated balance sheets and are remeasured to fair value at each balance sheet date was determined using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected term (years)	3.51-5.51	4.51-6.51	3.51-5.76	4.51-6.76
Volatility	80%	65%	80%	65%

Risk-free interest rate	0.78-1.48%	0.72-0.92%	0.47-1.48%	0.72-1.33%
Dividend yield	—	—	—	—

	December 31,	June 30,
	2012	2013

Fair value (Series A-2)	$144,000	$219,000
Fair value (Series C)	$157,000	$242,000

The change in total fair value of the convertible preferred stock warrants has been recorded as a component of other expense in the accompanying condensed consolidated statements of operations.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.       Stockholders’ Deficit

Common Stock

At June 30, 2013 and December 31, 2012, there were 4,899,835 and 4,816,863 shares of common stock issued and outstanding.

Shares Reserved for Future Issuance

At June 30, 2013, the Company has reserved the following shares of common stock for future issuances in connection with:

June 30, 2013
Series A-1 convertible preferred stock	4,360,951
Series A-2 convertible preferred stock	3,720,781
Series B convertible preferred stock	2,689,072
Series C convertible preferred stock	2,704,944
Series D convertible preferred stock	4,146,101
Series D-1 convertible preferred stock	4,012,505
Anti-dilution shares for series B convertible preferred stock relating to series C convertible preferred stock issuance	193,665
Anti-dilution shares for series D convertible preferred stock relating to issuance of common stock upon legal settlement	12,502
Common stock from aggregation of fractional shares on conversion of preferred stock	16
Series A-2 convertible preferred stock warrants	24,838
Series C convertible preferred stock warrants	29,145
Common stock options outstanding	4,527,638
Options available for future issuances	229,427
26,651,585

Equity Incentive Plans

The Company’s 2004 Stock Plan (the “Plan”), authorizes the Company to grant restricted stock awards or stock options to employees, directors, and consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for non-statutory options.  Option vesting schedules are determined by the board of directors at the time of issuance and they generally vest at 25% on the first anniversary of the grant (or the employment or service commencement date) and monthly over the next 36 months.  Options generally expire ten years from the date of grant unless the optionee is a 10% shareholder, in which case the term will be five years from the date of grant.  Unvested options exercised are subject to the Company’s repurchase right. As of August 6, 2013, the 2004 Plan was terminated and no new awards will be granted under this Plan.

Prior to the IPO, the fair value of the common stock underlying the Company’s stock options was determined by the Company’s board of directors, which intended all options granted to be exercisable at a price per share not less than the per-share fair value of the Company’s common stock underlying those options on the date of grant. The valuations of the Company’s common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The assumptions the Company used in the valuation model are based on future expectations combined with management judgment. In the absence of a public trading market, the Company’s board of directors, with input from management, exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of the Company’s common stock as of the date of each option grant.

The following table summarizes option award activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance at December 31, 2012	4,015,088	$3.78	7.88	$8,659
Granted	668,769	7.15
Exercised	(82,972)	3.02
Canceled and forfeited	(73,247)	5.33
Balance at June 30, 2013	4,527,638	$4.27	7.71	$29,293

Vested and exercisable as of June 30, 2013	2,346,100	$3.20	6.73	$17,688
Vested as of June 30, 2013 and expected to vest thereafter(1)	4,257,501	$4.20	7.65	$27,856

(1) Options expected to vest reflect an estimated forfeiture rate.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The weighted average grant date fair value of options granted was $5.78 and $2.61 in the three months ended June 30, 2013 and 2012, respectively and $4.90 and $2.61 for the six months ended June 30, 2013 and 2012, respectively.  Aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding, in-the-money options.  The total intrinsic value of options exercised was approximately $0.3 million and $0.1 million for the three months ended June 30, 2013 and 2012, respectively, and was $0.4 million and $3.4 million for the six months ended June 30, 2013 and 2012, respectively.

Stock-Based Compensation

The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option valuation model.  This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term (weighted-average period of time that the options granted are expected to be outstanding), volatility of the Company’s common stock, a risk-free interest rate, expected dividends, and the estimated forfeitures of unvested stock options.  To the extent actual results differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. The Company uses the simplified calculation of expected life, and volatility is based on an average of the historical volatilities of the common stock of a group of entities with characteristics similar to those of the Company.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.  Expected forfeitures are based on the Company’s historical experience.  The Company currently has no history or expectation of paying cash dividends on common stock.

The fair value of option grants is determined using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected term (years)	5.83-6.12	5.93	5.83-6.12	5.93
Volatility	80%	65%	80%	65%
Risk-free interest rate	1.02-1.09%	0.84-1.07%	1.02-1.17%	0.84-1.07%
Dividend yield	—	—	—	—

The following table summarizes the effects of stock-based compensation related to stock-based awards to employees and non-employees in the Company’s accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenue	$31	$48	$61	$73
Sales and marketing	342	400	683	694
Research and development (1)	67	22	137	39
General and administrative	251	125	455	218
Total employee stock-based compensation	$691	$595	$1,336	$1,024

(1)         Excludes $42,000, $21,000, $77,000 and $49,000 for the three months ended June 30, 2013 and 2012 and for the six months ended June 30, 2013 and 2012, respectively, that was capitalized as part of internal-use software development costs.

12.       Net Income per Share

Basic and diluted net income per common share is presented in conformity with the two-class method required for participating securities.  Immediately prior to the completion of the Company’s IPO, all shares of outstanding convertible preferred stock automatically converted into shares of the Company’s common stock.  Prior to the conversion of the convertible preferred stock, holders of Series A-1, Series A-2, Series B, Series C, Series D and Series D-1 convertible preferred stock were entitled to receive noncumulative dividends when and if declared at the annual rate of 8% ($0.10500, $0.20130, $0.54760, $0.28592, $1.00496 and $1.31370 per share per annum, respectively) payable prior, and in preference to, any dividends on any shares of the Company’s common stock.  In the event a dividend is paid on common stock, the holders of Series A-1, Series A-2, Series B, Series C, Series D and Series D-1 convertible preferred stock are entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis). The holders of convertible preferred stock do not have a contractual obligation to share in the losses of the Company, accordingly, basic and diluted net loss per share has not been computed using the two class method.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Under the two-class method, net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period convertible preferred stock non-cumulative dividends, between common stock and convertible preferred stock. In computing diluted net income attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding, including potential dilutive common shares assuming the dilutive effect of outstanding stock options using the treasury stock method.

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$(1,093)	$127	$(4,431)	$(1,365)
Less: Undistributed earnings allocated to participating securities	—	(127)	—	—
Net income (loss) attributable to common stockholders	$(1,093)	$—	$(4,431)	$(1,365)

Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	4,854	4,749	4,841	4,638
Weighted-average effect of potentially dilutive shares:
Employee stock options	—	792	—	—
Preferred stock warrants	—	38	—	—
Diluted	4,854	5,579	4,841	4,638
Net income (loss) per share attributable to common stockholders:
Basic	$(0.23)	$0.00	$(0.92)	$(0.29)
Diluted	$(0.23)	$0.00	$(0.92)	$(0.29)

The following equity shares were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Convertible preferred stock	21,634	21,301	21,634	21,301
Employee stock options	4,539	—	4,539	3,527
Convertible preferred stock warrants	54	—	54	54

13.       Related Party Transactions

During the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012, the Company recorded costs for a digital media property owner that is also an investor in the Company’s Series D-1 convertible preferred stock, of $0.2 million, $0.2 million, $0.5 million, $0.3 million, respectively, associated with the acquisition of ad inventory. At June 30, 2013 and December 31, 2012, the Company had $0.2 million and $0.2 million, respectively for this related party included in accrued digital media property owner costs in the accompanying condensed consolidated financial statements. In addition, we have engaged Nielsen for a variety of media services including the provision and evaluation of data and analysis regarding marketing and demographic targets, television viewing behavior, online and Internet usage, ad view counts and TV/Internet share shift analysis. Mitchell Habib, a member of our board of directors, is the Chief Operating Officer of Nielsen. During the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012, the Company made payments to Nielsen of $0.1 million, $0.1 million, $0.3 million, $0.2 million, respectively. At June 30, 2013 and December 31, 2012, the Company had no amounts due for this related party. We believe the transactions between the related parties and us were carried out on an arm’s-length basis on terms that are consistent with similar transactions with our other similarly situated vendors.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.       Segments

The Company considers operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance.  The chief operating decision maker for the Company is the Chief Executive Officer.  The Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.  The Company has one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level.  Accordingly, the Company has determined that it has a single operating and reportable segment.  The Company and its chief executive officer evaluate performance based primarily on revenue in the geographic locations in which the Company operates.  The following table summarizes total revenue generated through sales personnel employed in the respective locations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
United States	$30,990	$23,643	$55,333	$42,951
International	3,330	1,553	5,599	2,314
Total revenue	$34,320	$25,196	$60,932	$45,265

The Company’s long-lived assets are primarily located in the United States and not allocated to any specific region. Therefore, geographic information is presented only for total revenue.

15.       Subsequent Events

On August 12, 2013, the Company completed the IPO of its common stock pursuant to a registration statement on Form S-1. In the IPO, the Company sold 5,125,000 shares of common stock at a public offering price of $9.00 per share. Net proceeds were approximately $40.3 million, after deducting underwriting discounts and commissions of $3.2 million and offering expenses of $2.6 million. Upon the completion of the IPO, all outstanding shares of the Company’s convertible preferred stock automatically converted into 21,840,537 shares of common stock and all outstanding warrants to purchase convertible preferred stock converted into warrants to purchase 53,983 shares of common stock.

In July 2013, the Company adopted a 2013 Equity Incentive Plan (the “2013 Plan”) which became effective on August 6, 2013. The 2013 Plan will serve as the successor equity compensation plan to the 2004 Plan. The 2013 Plan will terminate on July 23, 2023.  The 2013 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance stock awards, restricted stock units and stock bonuses. The Company has reserved 2,000,000 shares of its common stock for issuance under the 2013 Plan.

In July 2013, the Company adopted a 2013 Employee Stock Purchase Plan (the “2013 Purchase Plan”) that became effective on August 6, 2013. The 2013 Purchase Plan is designed to enable eligible employees to periodically purchase shares of the Company’s common stock at a discount. Purchases are accomplished through participation in discrete offering periods. The 2013 Purchase Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. The Company has reserved 500,000 shares of its common stock for issuance under the 2013 Purchase Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and (2) audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2012 included in our Prospectus filed on August 7, 2013 with the SEC pursuant to Rule 424(b) under the Securities Act.

Forward Looking Information

This Quarterly Report on Form 10-Q including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 part I of this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The statements that are not purely historical fact are forward-looking statements and are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A of this Form 10Q. Furthermore, such forward-looking statements speak only as of the date of this report. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Unless expressly indicated or the context requires otherwise, the terms “YuMe,” “Company,” “we,” “us” and “our” in this document refer to YuMe, Inc., and, where appropriate, its wholly-owned subsidiaries.

Overview

We are a leading independent provider of digital video brand advertising solutions. Our proprietary technologies serve the specific needs of brand advertisers and enable them to find and target large, brand-receptive audiences across a wide range of Internet-connected devices and digital media properties. Our software is used by global digital media properties to monetize professionally-produced content and applications. We facilitate digital video advertising by dynamically matching relevant audiences available through our digital media property partners with appropriate advertising campaigns from our advertising customers. Our leadership, based on proprietary technologies, brand-specific advertising solutions, large software installed base and data assets is reflected in our wide audience reach, with over 261 million monthly unique viewers worldwide during June 2013, and our large advertising customer base that in the twelve months ended June 30, 2013 included 66 of the top 100 U.S. advertisers in 2012 as ranked by Advertising Age magazine, or the AdAge 100, such as American Express, AT&T, GlaxoSmithKline, Home Depot and McDonald’s.

We help our advertising customers overcome the complexities of delivering digital video advertising campaigns in a highly fragmented environment where dispersed audiences of video consumers use a growing variety of Internet-connected devices to access thousands of online and mobile websites and applications. In 2012, we delivered over eight billion video advertising impressions across personal computers, smartphones, tablets, set-top boxes, game consoles, Internet-connected TVs and other devices. Our video ads run when users choose to view video content on their devices. On each video advertising impression, we collect dozens of data elements that we use for our advanced audience modeling algorithms that improve our brand-targeting efficacy.

Over our eight-year operating history we have amassed a vast amount of data derived from our large software installed base of YuMe Audience Aware Software Development Kits, or YuMe SDKs, that are embedded in online and mobile websites and entertainment applications residing on millions of personal computers, smartphones, tablets, Internet-connected TVs and other devices. This allows us to deliver television-like ads, enhanced and customized for each specific device type, and collect valuable advertisement viewership data. We estimate that we collected over 200 billion data points from ad impressions we delivered in 2012. As we grow our audience and advertiser footprint, we are able to collect even more data, which in turn enables us to improve the efficacy of our targeting models, further improving the utility of our solutions and driving additional adoption.

We generate revenue by delivering digital video advertisements on Internet-connected devices. Our customers primarily consist of large global brands and their advertising agencies. Advertising customers submit ad insertion orders to us, and we fulfill those orders by delivering their digital video advertisements to audiences available through digital media properties, a process that we refer to as an advertising campaign. From 2007 to 2012, we ran over 21,000 advertising campaigns. We typically bill our advertising customers on a cost per thousand impressions, or CPM, basis, of which we generally owe our digital media properties a negotiated revenue-share percentage.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with revenue recognition website and internal-use software development costs, business combinations, income taxes and stock-based compensation have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Results of Operations

The following tables set forth our results of operations for the periods presented as a percentage of revenue for those periods (certain items may not foot due to rounding). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Condensed Consolidated Statements of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	54.4	54.2	54.5	55.5
Gross margin	45.6	45.8	45.5	44.5
Operating expenses
Sales and marketing	31.7	31.6	34.6	33.3
Product development	2.7	2.1	3.1	2.6
General and administrative	13.8	10.9	14.2	11.3
Total operating expenses	48.2	44.6	52.0	47.1
Income (loss) from operations	(2.6)	1.3	(6.5)	(2.7)
Income (loss) before income taxes	(3.0)	1.1	(7.1)	(2.8)
Net income (loss)	(3.2)%	0.5%	(7.3)%	(3.0)%

Revenue

We principally derive revenue from advertising solutions priced on a CPM basis and measured by the number of advertising impressions delivered to digital media properties. A substantial majority of our contracts with advertising customers take the form of ad insertion orders placed by advertising agencies on behalf of their brand advertiser clients, which are typically one to three months in duration. Occasionally, we enter into longer term contracts with advertising customers.

We count advertising customers in accordance with the following principles: we count (i) each advertiser, not the advertising agencies through which its ad insertion orders may be placed, as the advertising customer; (ii) entities that are part of the same corporate structure as a single advertising customer; and (iii) intermediaries, including entities that are part of their same corporate structure, that have relationships with advertising agencies and advertisers are each counted as one advertising customer, even if they place ads for multiple advertising agencies and advertisers. We also generate other revenue from digital media property owners, including platform fees, professional service fees and ad serving fees. In calculating revenue per advertising customer, we exclude this other revenue.

Our revenue may fluctuate based on seasonal factors that affect the advertising industry. For example, many advertisers devote the largest portion of their budgets to the fourth quarter of the calendar year, to coincide with increased holiday and year-end purchasing activities. Historically, the fourth quarter of the year reflects the highest advertising activity and the first quarter reflects the lowest level of such activity.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2013	2012	Change	2013	2012	Change
	($ in thousands)			($ in thousands)
Revenue	$34,320	$25,196	36.2%	$60,932	$45,265	34.6%

In the three months ended June 30, 2013, revenue increased $9.1 million, or 36.2%, compared to the three months ended June 30, 2012. The increase was primarily due to an increase in the number of advertising customers, and an increase in the average revenue per advertising customer. We had 301 advertising customers with average revenue of $112 thousand per advertising customer in the three months ended June 30, 2013 as compared to 239 advertising customers with average revenue of $105 thousand per advertising customer in the three months ended June 30, 2012. The increase in average revenue per advertising customer was primarily the result of advertisers directing an increasing amount of their budgets to digital video advertising. Other revenue increased to $0.7 million in the three months ended June 30, 2013 from $0.2 million in the three months ended June 30, 2012, primarily as a result of higher platform fees. Our top 20 advertising customers in the three months ended June 30, 2013 accounted for $17.0 million, or 49.5%, of our revenue, compared to $14.2 million, or 56.3% of our revenue in the three months ended June 30, 2012.

In the six months ended June 30, 2013, revenue increased $15.7 million, or 34.6%, compared to the six months ended June 30, 2012. The increase was primarily due to an increase in the number of advertising customers, and an increase in the average revenue per advertising customer. We had 383 advertising customers with average revenue of $156 thousand per advertising customer in the six months ended June 30, 2013 compared to 302 advertising customers with average revenue of $149 thousand per advertising customer in the six months ended June 30, 2012. The increase in average revenue per advertising customer was primarily the result of advertisers directing an increasing amount of their budgets to digital video advertising. Other revenue increased to $1.3 million in the six months ended June 30, 2013 from $0.4 million in the six months ended June 30, 2012, primarily as a result of higher platform fees. Our top 20 advertising customers in the six months ended June 30, 2013 accounted for $29.4 million, or 48.2%, of our revenue, compared to $24.4 million, or 53.8% of our revenue in the six months ended June 30, 2012.

Cost of Revenue

Cost of revenue primarily consists of traffic acquisition costs incurred with digital media property owners, typically under revenue-sharing arrangements. Generally, we incur traffic acquisition costs in the period the advertising impressions are delivered. In limited circumstances, traffic acquisition costs are based on minimum guaranteed impressions. Cost of revenue also includes ad delivery costs, such as labor and related costs, depreciation and amortization related to acquired and internally developed software, data center assets and Internet access costs. These expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized. We expect cost of revenues, including our traffic acquisition costs, to increase, but to remain relatively constant as a percentage of revenue in the near term.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2013	2012	Change	2013	2012	Change
	($ in thousands)			($ in thousands)
Cost of revenue	$18,658	$13,652	36.7%	$33,211	$25,141	32.1%
Percentage of revenue	54.4%	54.2%		54.5%	55.5%

In the three months ended June 30, 2013, cost of revenue increased $5.0 million, or 36.7%, compared to the three months ended June 30, 2012.  The increase was primarily attributable to an increase of $4.2 million of costs associated with increased ad impressions delivered, as well as a $0.4 million increase in ad delivery costs. As a result of the growth in our business, we hired additional employees to support our ad operations department (including hires in Chennai, India) and experienced an increase in salaries and related costs and infrastructure costs of $0.1 million and an increase in depreciation and amortization of $0.3 million.

In the six months ended June 30, 2013, cost of revenue increased $8.1 million, or 32.1%, compared to the six months ended June 30, 2012. The increase was primarily attributable to an increase of $6.3 million of costs associated with increased ad impressions delivered, as well as a $0.5 million increase in ad delivery costs. As a result of the growth in our business, we hired additional employees to support our ad operations department (including hires in Chennai, India) and experienced an increase in salaries and related costs and infrastructure costs of $0.7 million and an increase in depreciation and amortization of $0.5 million.

Sales and Marketing

We sell to our advertising customers primarily through our direct sales force personnel, who have established relationships with major ad agencies and direct relationships with advertisers. Our sales and marketing expenses primarily consist of salaries, benefits, stock-based compensation, travel and entertainment expenses, and incentive compensation for our sales and marketing employees. Sales and marketing expenses also include promotional, advertising and public relations costs, as well as allocated depreciation, facilities and other supporting overhead costs. We expect sales and marketing expenses to increase as we hire additional employees to expand our sales force and to support our marketing initiatives, and to decline as a percentage of revenue over time.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2013	2012	Change	2013	2012	Change
	($ in thousands)			($ in thousands)
Sales and marketing	$10,893	$7,958	36.9%	$21,110	$15,060	40.2%
Percentage of revenue	31.7%	31.6%		34.6%	33.3%

In the three months ended June 30, 2013, sales and marketing expenses increased $2.9 million, or 36.9%, compared to the three months ended June 30, 2012.  The increase was primarily attributable to an increase in headcount-related expenses of $1.8 million as we expanded our sales organization. As a result of our efforts to increase market awareness of our solutions, our general marketing expenses increased $0.6 million. Allocated facilities expenses, including depreciation expense, increased $0.4 million, reflecting our increased investment in infrastructure.

In the six months ended June 30, 2013, sales and marketing expenses increased $6.1 million, or 40.2%, compared to the six months ended June 30, 2012. The increase was primarily attributable to an increase in headcount-related expenses of $3.0 million as we expanded our sales organization. As a result of our efforts to increase market awareness of our solutions, our general marketing expenses increased $1.5 million and travel and entertainment increased $0.3 million. Additionally, as a result of our increase in revenue and increase in sales and marketing headcount, our commission expenses increased $0.2 million and recruiting expense increased $0.2 million. Allocated facilities expenses, including depreciation expense, increased $0.8 million, reflecting our increased investment in infrastructure.

Research and Development

We engage in research and development efforts to create new, and enhance our existing, data-science capabilities and proprietary technologies. Our research and development expenses primarily consist of salaries, benefits and stock-based compensation for our engineers, product management and information technology personnel. Research and development expenses also include outside services and consulting, allocated depreciation, facilities and other overhead costs. We capitalize a portion of our research and development costs attributable to internally developed software. We expect our research and development expenses to increase in the near term as we continue to enhance our existing, data-science capabilities and proprietary technologies.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2013	2012	Change	2013	2012	Change
	($ in thousands)			($ in thousands)
Research and development	$917	$523	75.3%	$1,917	$1,175	63.1%
Percentage of revenue	2.7%	2.1%		3.1%	2.6%

In the three months ended June 30, 2013, research and development expenses increased $0.4 million, or 75.3%, compared to the three months ended June 30, 2012. The increase was attributable to an increase in headcount-related expenses of $0.2 million, including an increase in stock-based compensation expense of $0.1 million, as we further invested in our research and development capabilities in the United States and Chennai, India. In addition, allocated facilities expenses, including depreciation expense, increased $0.2 million, reflecting our increased investment in infrastructure.

In the six months ended June 30, 2013, research and development expenses increased $0.7 million, or 63.1%, compared to the six months ended June 30, 2012. The increase was attributable to an increase in headcount-related expenses of $0.4 million, including an increase in stock-based compensation expense of $0.1 million, as we further invested in our research and development capabilities in the United States and Chennai, India. In addition, allocated facilities expenses, including depreciation expense, increased $0.3 million, reflecting our increased investment in infrastructure.

General and Administrative

Our general and administrative expenses primarily consist of salaries, benefits and stock-based compensation for our executive, finance, user operations, legal, human resources and other administrative employees. In addition, general and administrative expenses include outside consulting, legal and accounting services, and facilities and other supporting overhead costs not allocated to other departments.  We expect that our general and administrative expenses will increase on an absolute basis but not necessarily increase as a percentage of revenue in the near term, as we continue to expand our business and incur additional expenses associated with being a publicly traded company.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2013	2012	Change	2013	2012	Change
	($ in thousands)			($ in thousands)
General and administrative	$4,730	$2,747	72.2%	$8,668	$5,096	70.1%
Percentage of net revenue	13.8%	10.9%		14.2%	11.3%

In the three months ended June 30, 2013, general and administrative expenses increased $2.0 million, or 72.2%, compared to the three months ended June 30, 2012. The increase was attributable to an increase in outside services expense of $1.8 million as we invested in infrastructure to prepare for the growth of the business. In addition, there was an increase in headcount-related expenses of $0.6 million, including an increase in stock-based compensation expense of $0.1 million, as we continued to invest in key accounting, finance, legal and management positions within the organization. Furthermore, bad debt expense increased $0.2 million to provide for potential issues with collectability as we expand our customer base, particularly internationally. Additionally, in the three months ended June 30, 2013, we expensed $0.2 million of IPO related costs that had been capitalized incorrectly during the three months ended March 31, 2013. These increases were partially offset by higher allocated facilities costs to other departments of $0.4 million as well as $0.3 million decrease in acquisition earn out expenses relating to the Appealing Media acquisition in 2011.

In the six months ended June 30, 2013, general and administrative expenses increased $3.6 million, or 70.1%, compared to the six months ended June 30, 2012. This increase was attributable to an increase in outside services expense of $3.2 million as we invested in infrastructure to prepare for the growth of the business. In addition, there was an increase in headcount-related expenses of $1.3 million, including an increase in stock-based compensation expense of $0.2 million, as we continued to invest in key accounting, finance, legal and management positions within the organization. Furthermore, bad debt expense increased $0.3 million to provide for potential issues with collectability as we expand our customer base, particularly internationally. The increases were partially offset by higher allocated facilities costs to other departments of $0.9 million as well as $0.6 million decrease in acquisition earn out expenses relating to the Appealing Media acquisition in 2011.

Interest and Other Expenses

Interest and other expenses consist primarily of the interest expense on our capital lease obligations and notes payable, interest income earned on our cash and cash equivalents, foreign exchange gains and losses, and the revaluation of our outstanding convertible preferred stock warrants (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest expense	$13	$31	$32	$65
Transaction gain (loss) on foreign exchange	(10)	10	162	11
Other non-operating income (loss), net	144	(2)	164	(3)
Interest and other expenses	$147	$39	$358	$73

In the three months ended June 30, 2013, interest and other expenses increased $0.1 million compared to the three months ended June 30, 2012. The increase reflects the revaluation of outstanding convertible preferred stock warrants offset in part by a decrease in interest expense as a result of principal payments on capital leases and notes payable.

In the six months ended June 30, 2013, interest and other expenses increased $0.3 million compared to the six months ended June 30, 2012. The increase reflects the higher losses on foreign currency transactions related to the India and European operations as well as the revaluation of outstanding convertible preferred stock warrants, offset in part by a decrease in interest expense as a result of principal payments on capital leases and notes payable.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions, deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the realization of net operating loss carryforwards (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income tax expense	$(68)	$(150)	$(99)	$(85)

In the three months ended June 30, 2013, income tax expense primarily related to taxes due in foreign jurisdictions. In the three months ended June 30, 2012 we recorded deferred tax assets for the United Kingdom in the amount of $0.1 million, resulting in a tax benefit.

In the six months ended June 30, 2013, income tax expense primarily related to taxes due in foreign jurisdictions. In the six months ended June 30, 2012 we recorded deferred tax assets for the United Kingdom in the amount of $0.1 million, resulting in a tax expense.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude expenses for: interest, income taxes, depreciation and amortization, and stock-based compensation. We believe that adjusted EBITDA provides useful information to investors in understanding and evaluating our operating results in the same manner as management and the board of directors. This non-GAAP information is not necessarily comparable to non-GAAP information of other companies. Non-GAAP information should not be viewed as a substitute for, or superior to, net income (loss) prepared in accordance with GAAP as a measure of our profitability or liquidity. Users of this financial information should consider the types of events and transactions for which adjustments have been made. The following is a reconciliation of adjusted EBITDA to net income (loss) for the periods indicated below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(1,093)	$127	$(4,431)	$(1,365)
Adjustments:
Interest expense	13	31	32	65
Income tax expense	68	150	99	85
Depreciation and amortization expense	1,024	693	2,050	1,327
Stock-based compensation expense	691	595	1,336	1,024
Total adjustments	1,796	1,469	3,517	2,501
Adjusted EBITDA	$703	$1,596	$(914)	$1,136

We have included adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by us and the board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted EBITDA provides useful information in understanding and evaluating our operating results in the same manner as our management and board of directors.

Adjusted EBITDA has limitations as a financial measure, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•                  although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•                  adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•                  adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation;

•                  adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and

•                  other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results.

Liquidity and Capital Resources

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$(688)	$6,000
Net cash used in investing activities	$(1,711)	$(495)
Net cash provided by (used in) financing activities	$(1,422)	$10,085

Operating Activities

As of June 30, 2013, we had cash and cash equivalents of $24.2 million, notes payable pursuant to our Loan Agreement with SVB of $0.1 million and capital lease obligations of $0.7 million related to the purchase of property, equipment and software. Cash and cash equivalents consist of cash and money market funds. Cash held internationally as of June 30, 2013 was not material to our condensed consolidated balance sheet. We did not have any short or long-term investments as of June 30, 2013.

We used $0.7 million of cash from operating activities during the six months ended June 30, 2013, primarily resulting from our net loss of $4.4 million, offset by:

•                  Depreciation and amortization of $2.1 million;

•                  Stock-based compensation of $1.3 million; and

•                  Bad debt expense of $0.3 million.

In addition, significant changes in our operating assets and liabilities resulted from the following:

•                  A decrease in accounts receivable of $5.2 million due to a decrease in billings for advertising campaigns as well as timing of payments from these advertising customers;

•                  A decrease in accounts payable, accrued liabilities, and accrued traffic acquisition costs of $4.6 million primarily relating to a decrease in traffic acquisition costs as well as timing of payments to these vendors; and

•                  An increase in prepaid expenses and other current assets of $0.5 million primarily due to the timing of payments for rent, insurance and other operating costs.

We generated $6.0 million of cash from operating activities during the six months ended June 30, 2012, primarily resulting from our net loss of $1.4 million, offset by:

•                  Depreciation and amortization of $1.3 million; and

•                  Stock-based compensation of $1.0 million.

In addition, significant changes in our operating assets and liabilities resulted from the following:

•                  A decrease in accounts receivable of $2.4 million due to a decrease in billings for advertising campaigns as well as timing of payments from these advertising customers;

•                  An increase in accounts payable, accrued liabilities, and accrued traffic acquisition costs of $2.5 million primarily relating to the growth of the business as well as the timing of payments to these vendors;

•                  An increase in deferred revenue of $0.4 million due to timing of delivery of advertising campaigns; and

•                  An increase in prepaid expenses and other current assets of $0.3 million primarily due to the timing of payments for rent, insurance and other operating costs.

Investing Activities

Our primary investing activities have consisted of purchases of property and equipment to support the build out of our data centers, and the purchase of technology hardware to support our growth in headcount and software to support website development, website operations and our corporate infrastructure.  Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and website and internal-use software and development.

We used $1.7 million and $0.5 million of cash in investing activities during the six months ended June 30, 2013 and 2012, respectively, to purchase property, equipment and software.

Financing Activities

Our financing activities have consisted primarily of net proceeds from the issuance of convertible preferred stock, notes payable with a bank and the issuance of common stock related to the exercise of stock options.

We used $1.4 million of cash from financing activities for the six months ended June 30, 2013. We made payments of $1.1 million for costs related to the IPO and repayments of $0.4 million of borrowings under notes payable and capital leases. This was offset by $0.2 million from proceeds from the exercise of common stock options.

We generated $10.1 million of cash from financing activities for the six months ended June 30, 2012. We issued 7,612,087 shares of Series D-1 preferred stock for net proceeds of $10.0 million and we received $0.5 million from proceeds from the exercise of common stock options. This was offset by repayments of $0.5 million of borrowings under notes payable and capital leases.

On August 12, 2013, we completed the IPO of our common stock pursuant to a registration statement on Form S-1. In the IPO, we sold 5,125,000 shares of common stock at a price of $9.00 per share. Net proceeds were approximately $40.3 million, after deducting underwriting discounts and commissions of $3.2 million and offering expenses of $2.6 million.

Operating and Capital Expenditure Requirements

We believe our current cash and cash equivalents are sufficient to meet our operating cash flow needs for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, and the timing and extent of spending to support research and development efforts and expansion of our business. If our available cash balances and available borrowings are insufficient to satisfy our liquidity requirements, we will need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing may be dilutive to our stockholders.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements for the first six months of 2013 or 2012.

Contractual Obligations

We lease various office facilities, including our corporate headquarters in Redwood City, California, under operating lease agreements that expire through October 2016. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods.

We also have notes payable, capital lease obligations, and enter into agreements with digital media property owners that require the purchase of a minimum number of impressions on a monthly or quarterly basis. Our notes payable and capital leases obligations mature at various dates through June 2015, while purchase commitments expire on various dates through December 2013.

Our future minimum payments under these arrangements as of December 31, 2012 are as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating lease obligations	$5,662	$1,913	$3,052	$697	$—
Notes payable	192	192	—	—	—
Capital lease obligations	1,061	674	387	—	—
Traffic acquisition costs and other purchase commitments	1,925	1,925	—	—	—
Total minimum payments	$8,840	$4,704	$3,439	$697	$—

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate and foreign exchange risks and inflation.

Interest Rate Fluctuation Risk

Our cash and cash equivalents consist of cash and highly liquid, short-term money market funds. Our borrowings under notes payable and capital lease obligations are generally at fixed interest rates.

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. During 2012 and in the six months ended June 30, 2013, we determined that the nominal difference in basis points for investing our cash and cash equivalents in longer-term investments did not warrant a change in our investment strategy. We do not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. We do not enter into investments for trading or speculative purposes.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the British pound sterling, Indian Rupee, Swedish Krona and the euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and intercompany balances that are denominated in currencies other than the U.S. dollar, we believe such a change will not have a material impact on our results of operations. In the event our foreign sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. A material weakness in our internal control over financial reporting existed as of December 31, 2012. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, detected and corrected on a timely basis. This material weakness arose due to a lack of technical accounting skills and a lack of adequate review processes and controls within our accounting and finance organization. As a result, there were a number of post-close and audit-related adjustments that were material to the financial statements. Based on their evaluation at the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in our internal control over financial reporting described above.

Changes in Internal Control over Financial Reporting

We have taken steps to remediate the material weakness, including building a more experienced accounting and finance organization, and designing and implementing improved processes and controls. However, our efforts to remedy this material weakness may not prevent future material weaknesses or significant deficiencies in our internal control over financial reporting. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness which we expect to complete in conjunction with the completion of the 2013 year-end audit. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weakness expeditiously.

During the six months ended June 30, 2013, we changed our financial reporting system as part of our efforts to remediate the underlying causes of the material weakness. Except as otherwise described herein, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is subject to legal proceedings arising in the ordinary course of business.  Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these matters will not have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

ITEM 1A.  RISK FACTORS

Investing in our common stock involves a high degree of risk.  Before you invest in our common stock, you should carefully consider the following risks, as well as general economic and business risks, and all of the other information contained in this quarterly report on Form 10-Q.  Any of the following risks could have a material adverse effect on our business, operating results and financial condition and cause the trading price of our common stock to decline.  Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations

Risks Related to Our Business and Our Industry

We have incurred significant net losses, and we may not be profitable in the future.

We incurred net losses of $0.4 million, $11.1 million, $1.4 million and $4.4 million in 2010 and 2011 and for the six months ended June 30, 2012 and 2013, respectively. We had net income of $6.3 million in 2012. We had an accumulated deficit of $26.4 million as of June 30, 2013. In past periods we have not generated sufficient revenue to offset operating expenses, which may occur in future periods as well. Although our revenue has increased substantially in recent periods, it is likely that we will not be able to maintain this rate of revenue growth as a result of a variety of factors, including increased competition and the maturation of our business, and we cannot assure you that our revenue will continue to grow or will not decline. We expect to invest heavily in our operations to support anticipated future growth; as a result, our operating expenses will increase substantially and to be profitable we will need to increase our revenue sufficiently to offset these higher expenses. You should not consider our historical revenue growth or operating expenses as indicative of our future performance. If our revenue growth rate declines or our operating expenses exceed expectations, our financial performance will be adversely affected. Further, if our future growth and operating performance fail to meet investor or analyst expectations, it could have a materially negative effect on our stock price.

Our limited operating history makes it difficult to evaluate our business and prospects and may increase your investment risk.

We commenced operations in 2004 and, as a result, we have only a limited operating history upon which you can evaluate our business and prospects. Although we have experienced significant revenue growth in recent periods, it is likely that we will not be able to sustain this growth. Because the digital video advertising industry is relatively new, we will encounter risks and difficulties frequently encountered by early-stage companies in rapidly evolving industries, including the need to:

•Maintain our reputation and build trust with advertisers and digital media property owners;

•Offer competitive pricing to advertisers and digital media properties;

•Maintain and expand our advertising inventory;

•Deliver advertising results that are superior to those that advertisers or digital media property owners could achieve through the use of competing providers or technologies;

•Continue to develop and upgrade the technologies that enable us to provide our solutions;

•Respond to evolving government regulations relating to the Internet, telecommunications, mobile, privacy, marketing and advertising aspects of our business;

•Identify, attract, retain and motivate qualified personnel; and

•Manage expanding operations, including our international expansion.

If we do not successfully address these risks, our revenue could decline, our costs could increase, and our ability to pursue our growth strategy and attain profitability could be compromised.

Our quarterly operating results fluctuate and are difficult to predict, and our results are likely to fluctuate and be unpredictable in the future. As such, our operating results could fall below our expectations or investor expectations.

Our operating results are difficult to predict, particularly because we generally do not have long-term arrangements with our customers, and have historically fluctuated. Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past operating results as an indication of our future performance. Factors that may affect our quarterly operating results include:

•Seasonal patterns in advertising;

•The addition and loss of new advertisers and digital media properties;

•Our variable and unpredictable transaction-based sales cycle;

•Changes in demand for our solutions;

•Advertiser cancellation of insertion orders;

•Changes in the amount, price and quality of available advertising inventory from digital media properties;

•The timing and amount of sales and marketing expenses incurred to attract new advertisers and digital media properties;

•Changes in the economic prospects of advertisers or the economy generally, which could alter advertisers’ spending priorities, or could increase the time it takes us to close sales with advertisers;

•Changes in our pricing policies or the pricing policies of our competitors, and changes in the pricing of digital video advertising generally;

•Changes in governmental regulation of the Internet, wireless networks, mobile platforms, digital video brand or mobile advertising, or the collection, use, processing or disclosure of device or user data;

•Costs necessary to improve and maintain our technologies;

•Timing differences between our payments to digital media property owners for advertising inventory and our collection of advertising revenue related to that inventory; and

•Costs related to acquisitions of other businesses.

As a result of these and other factors, our operating results may fall below the expectations of market analysts and investors in some future periods. If this happens, even temporarily, the market price of our common stock may fall.

Seasonal fluctuations in digital video advertising activity could adversely affect our cash flows.

Our cash flows from operations vary from quarter to quarter due to the seasonal nature of advertiser spending. For example, many advertisers devote a disproportionate amount of their advertising budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. In addition, we acquire advertising inventory on a guaranteed basis, or at a fixed price, in order to meet the anticipated increased demand in the fourth quarter. To date, these seasonal effects have been masked by our rapid revenue growth and other factors, such as episodic political campaign advertising spending. However, if and to the extent that seasonal fluctuations become more pronounced, or are not offset by other factors, our operating cash flows could fluctuate materially from period to period as a result.

We depend on a single advertising agency customer and a single advertiser for a substantial portion of our revenue, and a reduction in digital advertising purchased by that customer or advertiser could significantly reduce our revenue.

Brand advertisers represented by an advertising agency within the Omnicom Media Group Holdings Inc., or OMG, corporate structure,  accounted for more than 10% of our revenue in 2011, 2012 and the three and six months ended June 30, 2013. A significant reduction for any reason in our revenue from digital advertising purchased by OMG or one or more brand advertisers that it represents would materially harm our financial condition and results of operations.

We generally do not have long-term agreements with our customers, and we may be unable to retain key customers, attract new customers, or replace departing customers with customers that can provide comparable revenue to us.

Our success requires us to maintain and expand our current customer relationships and to develop new relationships. Our contracts and relationships with advertising agencies on behalf of advertisers generally do not include long-term obligations requiring them to purchase our solutions and are cancelable upon short or no notice and without penalty. As a result, we may have limited visibility as to our future advertising revenue streams. We cannot assure you that our customers will continue to use our solutions, or that we will be able to replace, in a timely or effective manner, departing customers with new customers that generate comparable revenue. If a major customer representing a significant portion of our business decides to materially reduce its use of our solutions or to cease using our solutions altogether, our revenue could be significantly reduced. Any non-renewal, renegotiation, cancellation or deferral of large advertising contracts, or a number of contracts that in the aggregate account for a significant amount of revenue, could cause an immediate and significant decline in our revenue and harm our business.

We are highly dependent on advertising agencies as intermediaries, and this may adversely affect our ability to attract and retain business.

Nearly all of our revenue comes from executing brand advertising campaigns for advertising agencies that purchase our solutions on behalf of their advertiser clients. Advertising agencies are instrumental in assisting brand owners to plan and purchase advertising, and each advertising agency will allocate advertising spend from brands across numerous channels. We do not have exclusive relationships with advertising agencies and we depend on agencies to work with us as they embark on marketing campaigns for brands. While in some cases we are invited by advertising agencies to present directly to their advertiser clients or otherwise have developed a relationship directly with an advertiser, we nevertheless depend on advertising agencies to present to their advertiser clients the merits of our digital video advertising solutions. Inaccurate descriptions of our digital video advertising solutions by advertising agencies, over which we have no control, negative recommendations to use our service offerings or failure to mention our solutions at all could hurt our business. In addition, if an advertising agency is disappointed with our solutions on a particular marketing campaign or generally, we risk losing the business of the advertiser for whom the campaign was run, and of other advertisers represented by that agency. With advertising agencies acting as intermediaries for multiple brands, our customer base is more concentrated than might be reflected by the number of brand advertisers for which we conduct marketing campaigns. Since many advertising agencies are affiliated with other agencies in a larger corporate structure, if we fail to maintain good relations with one agency in such an organization, we may lose business from the affiliated agencies as well.

Our sales could be adversely impacted by industry changes relating to the use of advertising agencies. For example, if advertisers seek to bring their marketing campaigns in-house rather than using an advertising agency, we would need to develop direct relationships with the advertisers, which we might not be able to do and which could increase our sales and marketing expense. Moreover, as a result of dealing primarily with advertising agencies, we have a less direct relationship with advertisers than would be the case if advertisers dealt with us directly. This may drive advertisers to attribute the value we provide to the advertising agency rather than to us, further limiting our ability to develop long-term relationships directly with advertisers. Advertisers may move from one advertising agency to another, and, accordingly, even if we have a positive relationship with an advertising agency, we may lose the underlying business when an advertiser switches to a new agency. The presence of advertising agencies as intermediaries between us and the advertisers thus creates a challenge to building our own brand awareness and affinity with the advertisers that are the ultimate source of our revenue.

In addition, advertising agencies that are our customers also offer or may offer some of the components of our solutions, including selling digital video advertising inventory through their own trading desks. As such, these advertising agencies are, or may become, our competitors. If they further develop their capabilities they may be more likely to offer their own solutions to advertisers and our ability to compete effectively could be significantly compromised and our business, financial condition and operating results could be adversely affected.

We operate in a highly competitive industry, and we may not be able to compete successfully.

The digital video advertising market is highly competitive, with many companies providing competing solutions. We compete with Hulu and Google (YouTube and DoubleClick) as well as many privately-owned ad exchanges, demand side advertiser platforms and ad networks. Many of our competitors are significantly larger than we are and have more capital to invest in their businesses. We also face competition from direct response advertisers who also seek to target brands. They, or other companies that offer competing digital video brand advertising solutions, may establish or strengthen cooperative relationships with their digital media property partners and brand advertisers or other parties, thereby limiting our ability to promote our solutions and generate revenue. Competitors could also seek to gain market share from us by reducing the prices they charge to advertisers, introducing products and solutions that are the same or similar to ours, or introducing new technology tools for advertisers and digital media properties. Moreover, increased competition for video advertising inventory from digital media properties could result in an increase in the portion of advertiser revenue that we must pay to digital media property owners to acquire that advertising inventory. Brand advertisers may prefer traditional TV advertising over our solutions.

Some large advertising agencies that represent our current advertising customers have their own relationships with digital media properties and can directly connect advertisers with digital media properties. Our business will suffer to the extent that our advertisers and digital media properties purchase and sell advertising inventory directly from one another or through other companies that act as intermediaries between advertisers and digital media properties. Other companies that offer analytics, mediation, exchange or other third party solutions may also become intermediaries between advertisers and digital media properties and thereby compete with us. Any of these developments would make it more difficult for us to sell our solutions and could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share.

The digital video market may deteriorate or develop more slowly than we expect, which could harm our business.

Digital video advertising is an emerging market. Advertisers have historically spent a smaller portion of their advertising budgets on digital advertising than on traditional advertising methods, such as television, newspapers, radio and billboards, and spending on digital advertising has historically been primarily for performance-based advertising, or relatively simple display advertising such as banner ads on websites. Advertiser spending in the emerging digital video advertising market is uncertain. Many advertisers still have limited experience with digital video advertising and may continue to devote larger portions of their limited advertising budgets to more traditional offline or online performance-based advertising, instead of shifting resources to digital video advertising. In addition, our current and potential future customers may ultimately find digital video advertising to be less effective than traditional advertising media or marketing methods or other technologies for promoting their products and solutions, and they may reduce their spending on digital video advertising as a result. If the market for digital video advertising deteriorates, or develops more slowly than we expect, we may not be able to increase our revenue and our business would suffer.

If we fail to detect fraud or other actions that impact our advertising campaign performance, we could harm our reputation with advertisers or agencies, which would cause our revenue and business to suffer.

Our business relies on our ability to deliver successful and effective video advertising campaigns.  Some of those campaigns may experience fraudulent and other invalid clicks or conversions that advertisers may perceive as undesirable, such as non-human traffic delivered by machines that are designed to simulate human users and artificially inflate user traffic on websites.  These activities could overstate the performance of any given video advertising campaign and could harm our reputation.  It may be difficult for us to detect fraudulent or malicious activity because we do not own content and rely in part on our digital media properties to control such activity.  While we routinely review the campaign performance on our digital media properties’ websites, such reviews may not detect or prevent fraudulent or malicious activity.  If we fail to detect or prevent fraudulent or other malicious activity, the affected advertisers may experience or perceive a reduced return on their investment and our reputation may be harmed.  High levels of fraudulent or malicious activity could lead to dissatisfaction with our solutions, refusals to pay, refund demands or withdrawal of future business.  If we fail to detect fraud or other activities that impact the performance of our brand advertising campaigns, we could harm our reputation with our advertisers or agencies and our revenue and business would suffer.

Due to our significant level of international operations, including our development and ad operations work conducted in Chennai, India, we are subject to international operational, financial, legal and political risks that could harm our operating results.

Most of our research and development and ad operations work are conducted in Chennai, India, where we have a significant presence. In addition, we have operations in Europe and may continue to expand our international operations into other countries. We expect to continue to rely on significant cost savings obtained by concentrating our research and development and ad operations work in Chennai, India, rather than in the San Francisco Bay Area. However, the rate of wage inflation has historically been higher in India than in the United States, and we may not be able to maintain these cost savings in the future. If the cost of development and engineering work in Chennai were to significantly increase or the labor environment in Chennai were to change unfavorably, we would no longer be able to rely on these cost savings or may need to move our development, engineering and ad operations work elsewhere. Accordingly, if we are unable to rely on these significant cost savings, we would lose a competitive advantage, we may not be able to sustain our growth and our profits may decline.

Other risks associated with our international operations include:

•The difficulty of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations, particularly labor, environmental, data privacy and other laws and regulations that govern our operations in those countries;

•The challenge of managing a development team in geographically disparate locations;

•Potential customer perceptions about receiving ad operations support services from Chennai, India, where our ad operations team is based;

•Legal uncertainties regarding foreign taxes, tariffs, quotas, export controls, export licenses, import controls and other trade barriers;

•Economic and political instability and high levels of wage inflation;

•Changes or volatility in currency exchange rates;

•Potentially adverse tax consequences;

•Legal requirements for transfer, processing and use of data generated through our operations in foreign countries;

•Weaker intellectual property protection in some countries; and

•Difficulties and costs in recruiting and retaining talented and capable individuals in foreign countries.

Any of these factors could harm our international operations and businesses and impair our ability to continue expanding into international markets.

Expanding our international operations subjects us to new challenges and risks.

We expect to expand our international operations by opening offices in new countries and regions. For example, we expanded into the United Kingdom with the acquisition of Appealing Media in the second half of 2011 and launched operations in Canada, France and Spain in 2012. However, we have a limited sales operations history as a company outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the challenges of supporting a rapidly growing business in an environment of multiple cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Expanding internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:

•Establishing and maintaining effective controls at foreign locations and the associated increased costs;

•Providing digital video advertising solutions among different cultures, including potentially modifying our solutions and features to ensure that we deliver ads that are culturally relevant in different countries;

•Variations in traffic access costs and margins, region by region;

•Increased competition from local providers of digital video advertising solutions;

•Longer sales or collection cycles in some countries;

•Credit risk and higher levels of payment fraud;

•Compliance with anti-bribery laws, such as the Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act;

•Compliance with foreign data privacy frameworks, such as the EU Data Privacy Directive;

•Currency exchange rate fluctuations;

•Foreign exchange controls that might prevent us from repatriating cash earned outside the United States;

•Economic instability in some countries, particularly those in Europe where we have recently expanded;

•Political instability;

•Compliance with the laws of numerous taxing jurisdictions where we conduct business, potential double taxation of our international earnings and potentially adverse tax consequences due to changes in applicable U.S. and foreign tax laws;

•The complexity and potential adverse consequences of U.S. tax laws as they relate to our international operations; and

•Overall higher costs of doing business internationally.

Further expansion of our international operations may require significant management attention and financial resources and may place burdens on our management, administrative, operational and financial infrastructure. Further, if our revenue from our international operations, and particularly from our operations in the countries and regions on which we have focused our spending, do not exceed the expense of establishing and maintaining these operations, our business and operating results will suffer.

We depend on the proliferation of digital video advertisements and anything that prevents this proliferation, including the possibility to opt out of services and functionality, will negatively impact our business model.

The success of our business model depends on our ability to deliver digital video advertisements to consumers on a wide variety of Internet-connected devices. We believe that digital video advertising is most successful when targeted primarily through analysis of data. This data might include a device’s location or data collected when device users view an ad or video or when they click on or otherwise engage with an ad, or it could include demographic or other data about users’ interests or activities that is licensed in or acquired from third parties. Users may elect not to allow data sharing for targeted advertising for many reasons, such as privacy concerns, or to avoid usage charges based on the amount or type of data consumed on the device. Users may opt out of interest-based advertising by YuMe through the opt-out feature on YuMe’s website or the Network Advertising Initiative’s consumer choices website. In addition, Internet-connected devices and operating systems controlled by third parties increasingly contain features that allow device users to disable functionality that allows for the delivery of ads on their devices. Device and browser manufacturers may include or expand these features as part of their standard device specifications. For example, Apple recently announced that UDID, a standard device identifier used in some applications, was being superseded and would no longer be supported. As a result, application developers were required to update their apps to utilize alternative device identifiers such as universally unique identifier, or, more recently, identifier-for-Advertising, which simplify the process for Apple users to opt out of behavioral targeting. In addition, many advertising companies may participate in self-regulatory programs, such as the Network Advertising Initiative, through which they agree to offer users the ability to opt out of behavioral advertising. If users elect to utilize the opt-out mechanisms in greater numbers, our ability to deliver effective advertising campaigns on behalf of our advertisers would suffer, which could hurt our ability to generate revenue and become profitable.

Our business depends on our ability to collect and use data to deliver ads, and to disclose data relating to the performance of our ads, and any limitation on these practices could significantly diminish the value of our solutions and cause us to lose customers and revenue.

When we deliver an ad to an Internet-connected device, we are able to collect information about the placement of the ad and the interaction of the device user with the ad, such as whether the user visited a landing page or watched a video. We are also able to collect information about the user’s IP address, device, mobile location and some demographic characteristics. We may also contract with one or more third parties to obtain additional anonymous information about the device user who is viewing a particular ad, including information about the user’s interests. As we collect and aggregate this data provided by billions of ad impressions, we analyze it in order to optimize the placement and scheduling of ads across the advertising inventory provided to us by digital media properties.

Although the data we collect does not enable us to determine the actual identity of any individual, our customers or end users might decide not to allow us to collect some or all of the data or might limit our use of it. For example, a digital media property might not agree to provide us with data generated by interactions with the content on its apps, or device users might not consent to share their information about device usage. Additionally, we collect substantially more data from digital media properties using our YuMe SDKs instead of industry standard technologies such as IAB’s Video Ad Serving Template, or VAST. If more digital media property owners choose to use VAST or other industry standard technologies rather than our proprietary YuMe SDKs, our ability to collect valuable data may be impaired, negatively affecting our business and revenue. Any limitation on our ability to collect data about user behavior and interaction with content could make it more difficult for us to deliver effective digital video advertising programs that meet the demands of our customers. This in turn could harm our revenue and impair our business.

Although our contracts with advertisers generally permit us to aggregate data from advertising campaigns, sometimes an advertiser declines to permit the use of this data, which limits the usefulness of the data that we collect. Furthermore, advertisers may request that we discontinue using data obtained from their campaigns that have already been aggregated with other advertisers’ campaign data. It would be difficult, if not impossible, to comply with these requests, and complying with these kinds of requests could also cause us to spend significant amounts of resources. Interruptions, failures or defects in our data collection, mining, analysis and storage systems, as well as privacy concerns and regulatory restrictions regarding the collection, use and processing of data, could also limit our ability to aggregate and analyze the data from our customers’ advertising campaigns. If that happens, we may not be able to optimize the placement of advertising for the benefit of our advertising customers, which could make our solutions less valuable, and, as a result, we may lose customers and our revenue may decline.

Our business practices with respect to data could give rise to liabilities, restrictions on our business or reputational harm as a result of evolving governmental regulation, legal requirements or industry standards relating to consumer privacy and data protection.

In the course of providing our solutions, we transmit and store information related to Internet-connected devices, user activity and the ads we place. Federal, state and international laws and regulations govern the collection, use, processing, retention, sharing and security of data that we collect across our advertising solutions. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data collection, processing use and disclosure. However, the applicability of specific laws may be unclear in some cases and domestic and foreign government regulation and enforcement of data practices and data tracking technologies is expansive, not clearly defined and rapidly evolving. In addition, it is possible that these requirements may be interpreted and applied in a manner that is new or inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any actual or perceived failure by us to comply with U.S. federal, state or international laws, including laws and regulations regulating privacy, data, security or consumer protection, or disclosure or unauthorized access by third parties to this information, could result in proceedings or actions against us by governmental entities, private parties or others. Any proceedings or actions against us alleging violations of consumer protection laws or asserting privacy-related theories could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, adversely affect the demand for our solutions and ultimately result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless our customers from the costs or consequences of litigation resulting from using our solutions or from the disclosure of confidential information, which could damage our reputation among our current and potential  customers, require significant expenditures of capital and other resources and cause us to lose business and revenue.

The regulatory framework for privacy issues is evolving worldwide, and various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices, including some directed at the digital advertising industry in particular. It is possible that new laws and regulations will be adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that would affect our business, particularly with regard to collection or use of data to target ads and communication with consumers. The U.S. government, including the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for greater regulation of the collection of consumer information, including regulation aimed at restricting some targeted advertising practices. The Federal Trade Commission has also adopted revisions to the Children’s Online Privacy Protection Act that seek to expand liability for the collection of information by operators of websites and other electronic solutions that are directed to children. In addition, the European Union has adopted the Data Protection Directive and the Privacy and Electronics Communications Directive and is in the process of proposing reforms to its existing data protection legal framework, which may result in a greater compliance burden for us in the course of delivering ads in Europe. Complying with any new regulatory requirements could force us to incur substantial costs or require us to change our business practices in a manner that could reduce our revenue or compromise our ability to effectively pursue our growth strategy.

In addition to compliance with government regulations, we voluntarily participate in trade associations and industry self-regulatory groups that promulgate best practices or codes of conduct addressing the provision of Internet advertising. We could be adversely affected by changes to these guidelines and codes in ways that are inconsistent with our practices or in conflict with the laws and regulations of U.S. or international regulatory authorities. If we fail to abide by or are perceived as not operating in accordance with industry best practices or any industry guidelines or codes with regard to privacy, our reputation may suffer and we could lose relationships with advertisers and digital media properties.

We depend on digital media properties for advertising inventory to deliver our advertising customers’ advertising campaigns, and any decline in the supply of advertising inventory from these digital media properties could hurt our business.

We depend on digital media properties to provide us with inventory within their sites and apps on which we deliver ads. The digital media property owners that supply their advertising inventory to us are not required to provide any minimum amounts of advertising inventory to us, nor are they contractually bound to provide us with a consistent supply of advertising inventory. The tools that we provide to digital media properties allow them to make decisions as to how to allocate advertising inventory among us and other advertising technology providers, some of which may be our competitors. An ad exchange, or other third party acting as an intermediary on behalf of digital media properties, could pressure us to increase the prices we pay to digital media property owners for that inventory, which may reduce our operating margins, or otherwise block our access to that inventory, without which we would be unable to deliver ads on behalf of our advertising customers.

In most instances, digital media properties can change the amount of inventory they make available to us at any time. Digital media properties may seek to change the terms at which they offer inventory to us, or they may elect to make advertising inventory available to our competitors who offer ads to them on more favorable economic terms. Supply of advertising inventory is also limited for some digital media properties, such as special sites or new technologies, and these digital media properties may request higher prices, fixed price arrangements or guarantees. In addition, digital media properties sometimes place significant restrictions on our use of their advertising inventory. These restrictions may prohibit ads from specific advertisers or specific industries, or they could restrict the use of specified creative content or format.

If digital media properties decide not to make advertising inventory available to us for any of these reasons, or decide to increase the price of inventory, or place significant restrictions on our use of their advertising inventory, we may not be able to replace this with inventory from other digital media properties that satisfy our requirements in a timely and cost-effective manner. In addition, significant digital media properties in the industry may enter into exclusivity arrangements with our competitors, which could limit our access to a meaningful supply of advertising inventory. If any of this happens, our revenue could decline or our cost of acquiring inventory could increase, lowering our operating margins.

Our business model is dependent on the continued growth in usage of the Internet, computers, smartphones, tablets, Internet-connected TVs and other devices, as well as continued audience fragmentation as a result of this continued growth.

Our business model depends on the continued proliferation of the Internet, computers and Internet-connected devices, such as smartphones, tablets and Internet-connected TVs, as well as the increased consumption of digital media content on the Internet through those devices resulting in increased audience fragmentation. However, consumer usage of these Internet-connected devices and resulting audience fragmentation may be inhibited for a number of reasons, such as:

•Inadequate network infrastructure to support advanced features;

•Users’ concerns about the security of these devices and the privacy of their information;

•Inconsistent quality of cellular or wireless connections;

•Unavailability of cost-effective, high-speed Internet service;

•Changes in network carrier pricing plans that charge device users based on the amount of data consumed; and

•Government regulation of the Internet, telecommunications industry, mobile platforms and related infrastructure.

For any of these reasons, users of the Internet and Internet-connected devices may limit the amount of time they spend and the type of activities they conduct on these devices. In addition, technological advances may standardize or homogenize the way users access digital video content, making brand-receptive audiences easier for advertisers to reach without use of our solutions. Our total addressable market size may be significantly limited if user adoption of the Internet and Internet-connected devices and consumer consumption of content on those devices and resulting audience fragmentation do not continue to grow. These conditions could compromise our ability to increase our revenue and to become profitable.

We may not be able to integrate, maintain and enhance our advertising solutions to keep pace with technological and market developments.

The market for digital video advertising solutions is characterized by rapid technological change, evolving industry standards and frequent new product and service introductions. To keep pace with technological developments, satisfy increasing advertiser and digital media property requirements, maintain the attractiveness and competitiveness of our advertising solutions and ensure compatibility with evolving industry standards and protocols, we will need to anticipate and respond to varying product lifecycles and regularly enhance our current advertising solutions and to develop and introduce new solutions and functionality on a timely basis, and this requires significant expenditures of financial and other resources.

For example, we are required to invest significant resources into integrating our solutions with multiple forms of Internet-connected devices in order to maintain a comprehensive advertising platform. We have periodically experienced difficulty integrating with some digital media properties. We may continue to experience similar difficulties and these difficulties will consume financial, engineering and managerial resources and we may not have the financial resources to make investments across all new forms of Internet-connected devices in the future. Additionally, Internet-connected TV is a relatively new market opportunity, from which we have realized only limited revenue, that requires us to apply financial, development, engineering and managerial resources to ensure that our advertising solutions remain compatible with the technological and market developments. Similarly, advertising exchanges and other technological developments may displace us or introduce an additional intermediate layer between us and our advertising customers and digital media properties that could impair our relationships with those customers. Our inability, for technological, business or other reasons, to enhance, develop, introduce and deliver compelling advertising solutions in response to changing market conditions and technologies or evolving expectations of advertisers, digital media properties or consumers of digital video advertising could hurt our ability to grow our business and could result in our advertising solutions becoming obsolete.

We may be unable to deliver advertising in a context that is appropriate for digital advertising campaigns, which could harm our reputation and cause our business to suffer.

It is very important to advertisers that their brand advertisements not be placed in or near content that is unlawful or would be deemed offensive or inappropriate by their customers. Unlike advertising on television, where the context in which an advertiser’s ad will appear is highly predictable and controlled, digital media content is more unpredictable, and we cannot guarantee that digital video advertisements will appear in a context that is appropriate for the brand. If we are not successful in delivering context appropriate digital video advertising campaigns for advertisers, our reputation will suffer and our ability to attract potential advertisers and retain and expand business with existing advertisers could be harmed, or our customers may seek to avoid payment or demand future credits for inappropriately placed advertisements, any of which could harm our business, financial condition and operating results.

Any inability to deliver successful digital video advertising campaigns due to technological challenges or an inability to persuasively demonstrate success will prevent us from growing or retaining our current advertiser base.

It is critical that we deliver successful digital video advertising campaigns on behalf of our advertisers. Factors that may adversely affect our ability to deliver successful digital video advertising campaigns include:

•Inability to accurately process data and extract meaningful insights and trends, such as the failure of our Audience Amplifier to accurately process data to place ads effectively at digital media properties;

•Faulty or out-of-date algorithms that fail to properly process data or result in inability to capture brand-receptive audiences at scale;

•Technical or infrastructure problems causing digital video not to function, display properly or be placed next to inappropriate context; and

•Unavailability of standard digital video audience ratings and brand receptivity measurements for brand advertisers to effectively measure the success of their campaigns.

Our ability to deliver successful advertising campaigns also depends on the continuing and uninterrupted performance of our own internal systems, which we utilize to place ads, monitor the performance of advertising campaigns and manage our advertising inventory. Our revenue depends on the technological ability of our solutions to deliver ads and measure them. Sustained or repeated system failures that interrupt our ability to provide solutions to customers, including technological failures affecting our ability to deliver ads quickly and accurately and to collect and process data in connection with these ads, could significantly reduce the attractiveness of our solutions to advertisers and reduce our revenue. Our systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious human acts and natural disasters. In addition, any steps we take to increase the reliability and redundancy of our systems may be expensive and may not be successful in preventing system failures. Also, advertisers may perceive any technical disruption or failure in ad performance on digital media properties’ platforms to be attributable to us, and our reputation could similarly suffer, or advertisers may seek to avoid payment or demand future credits for disruptions or failures, any of which could harm our business and results of operations. If we are unable to deliver successful advertising campaigns, our ability to attract potential advertisers and retain and expand business with existing advertisers could be harmed and our business, financial condition and operating results could be adversely affected.

The impact of worldwide economic conditions, including effects on advertising spending by brand advertisers, may adversely affect our business, operating results and financial condition.

Our financial performance is subject to worldwide economic conditions and their impact on advertising spending by brand advertisers, which may be disproportionately affected by economic downturns. Expenditures by advertisers generally tend to reflect overall economic conditions, and to the extent that the current economic slowdown continues, or worldwide economic conditions materially deteriorate or change, our existing and potential advertisers may reduce current or projected advertising budgets and the use of our advertising solutions. In particular, digital video advertising may be viewed by some of our existing and potential advertisers as a lower priority and could cause advertisers to reduce the amounts they spend on advertising, terminate their use of our digital video advertising solutions or default on their payment obligations to us, which could have a material adverse effect on our business, financial condition and results of operations.

Our sales efforts with advertisers and digital media properties require significant time and expense.

Attracting new advertisers and digital media properties requires substantial time and expense, and we may not be successful in establishing new relationships or in maintaining or advancing our current relationships. For example, it may be difficult to identify, engage and market to potential advertisers who do not currently spend on digital video advertising or are unfamiliar with our current solutions. Furthermore, many of our customers’ purchasing and design decisions typically require input from multiple internal constituencies, including those units historically responsible for a larger TV brand campaign. As a result, we must identify those persons involved in the purchasing decision and devote a sufficient amount of time to presenting our solutions to each of those persons.

The novelty of our solutions and our business model often requires us to spend substantial time and effort educating potential advertisers, advertising agencies and digital media properties about our offerings, including providing demonstrations and comparisons against other available solutions. This process can be costly and time-consuming. If we are not successful in targeting, supporting and streamlining our sales processes, our ability to grow our business may be adversely affected.

If our pricing model is not accepted by our advertisers, we could lose customers and our revenue could decline.

We offer our solutions to advertisers based principally on a fixed-rate pricing model under which the fee is based on the number of times the ad is shown, known as an impression, without regard to immediate performance. Alternative pricing models, such as cost-per-click, cost-per-action and cost-per-engagement, have proliferated in the marketplace and may make it more difficult for us to convince advertisers that our pricing model is superior. We do not employ pricing models under which advertisers pay only if some specific viewer action is taken, for instance, clicking through to a website or installing a mobile application. Our ability to generate significant revenue from advertisers will depend, in part, on the advertisers’ belief in the brand uplift and recall value proposition of digital video advertising compared to either traditional TV advertising or performance-based advertising and pricing models. In addition, it is possible that new pricing models that are not compatible with our business model may be developed and gain widespread acceptance. If advertisers do not understand or accept the benefits of our pricing model, then the market for our solutions may decline or develop more slowly than we expect, limiting our ability to grow our revenue and profits.

Our business may be adversely affected if we encounter difficulties in implementing an enterprise resource planning system.

We are in the process of implementing an enterprise resource planning (“ERP”) system for our company. The ERP system is intended to combine and streamline the management of our financial, accounting, human resources, sales and marketing and other functions, enabling us to manage operations and track performance more effectively. However, the ERP system will require us to complete many processes and procedures for the effective use of this system or to run our business using this system, which may result in substantial costs. Additionally, during the conversion process, we may be limited in our ability to convert any business that we acquire to the ERP. Until we have completed the implementation and have experience with its operation, the implementation poses a risk to our disclosure controls, internal control over financial reporting and business operations. Any disruptions or difficulties in implementing this system could adversely affect our controls and harm our business, including our ability to forecast or make sales and collect our receivables. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention.

Failure to manage growth properly could seriously harm our business.

We have experienced, and may continue to experience, significant growth in our business. If we do not effectively manage our growth, the quality of our solutions may suffer, which could negatively affect our reputation and demand for our solutions. Our growth has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational and financial resources and our infrastructure. Our future success will depend, in part, upon the ability of our senior management to manage growth effectively. Among other things, this will require us to:

•Implement additional management information systems;

•Further develop our operating, administrative, legal, financial and accounting systems and controls;

•Hire additional personnel;

•Develop additional levels of management within our company;

•Locate additional office space;

•Maintain and improve coordination among our engineering, product, operations, legal, finance, sales, marketing and customer service and support organizations; and

•Manage our expanding international operations.

Moreover, as our sales increase, we may be required to concurrently deploy our advertising technologies infrastructure at multiple additional locations and/or provide increased levels of customization. As a result, we may lack the resources to deploy our advertising solutions on a timely and cost-effective basis. Failure to accomplish any of these requirements could impair our ability to deliver our advertising solutions in a timely fashion, fulfill existing customer commitments or attract and retain new  customers.

Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events and to interruption by man-made problems such as computer viruses or terrorism.

Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. For example, a significant natural disaster, such as a tornado, earthquake, fire or flood, could have a material adverse effect on our business, results of operations and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our corporate offices and one of our data centers are located in California, a region known for earthquakes and one of our data centers is located in New Jersey, a region susceptible to hurricane activity. Our development and ad operations work is located in Chennai, India, a region susceptible to tsunamis and typhoons. In addition, acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could cause disruptions in our or our advertisers’ businesses or the economy as a whole. Our servers may also be vulnerable to computer viruses, break-ins, denial-of-service attacks and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting California, New Jersey or Chennai, India. As we rely heavily on our data centers, computer and communications systems and the Internet to conduct our business and provide high-quality customer service, such disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt our advertisers’ businesses, which could have a material adverse effect on our business, results of operations and financial condition.

If we do not retain our senior management team and key employees, or attract additional sales and technology talent, we may not be able to sustain our growth or achieve our business objectives.

Our future success is substantially dependent on the continued service of our senior management team. We do not maintain key-person insurance on any of these employees. Our future success also depends on our ability to continue to attract, retain and motivate highly skilled employees, particularly employees with technical skills that enable us to deliver effective advertising solutions and sales and customer support representatives with experience in digital video advertising and strong relationships with brand advertisers, agencies and digital media properties. Competition for these employees, and for sales personnel, in our industry is intense. Many of the companies with which we compete for experienced personnel also have greater resources than we have. Competition for qualified personnel is particularly intense in the San Francisco Bay Area, where our headquarters are located, and in Chennai, India, where our engineering and research and development resources are primarily located. As a result, we may be unable to attract or retain these management, technical, sales, marketing and customer support personnel that are critical to our success, resulting in harm to our key customer relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs. The loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and pursue our business goals.

If we cannot foster or maintain an effective corporate culture as we grow and evolve, our future success could be negatively impacted.

We believe that fostering and maintaining an effective corporate culture that promotes innovation, creativity and teamwork has been and will be in the future a critical contributor to our success. In the past, it has been difficult to foster a corporate culture that effectively mixes the media and technology sides of our business. Fostering and maintaining an effective corporate culture will become increasingly difficult as we grow and implement the more complex organizational management structures necessary to support our growth and to comply with the requirements imposed on public companies. Failure to foster, maintain and further develop our culture could negatively impact our future success.

Acquisitions or investments may be unsuccessful and may divert our management’s attention and consume significant resources.

A part of our growth strategy is to pursue additional acquisitions or investments in other businesses or individual technologies where the acquisition fits within our strategic goals and we could complete it at an attractive valuation. Any acquisition or investment may require us to use significant amounts of cash, issue potentially dilutive equity securities or incur debt. In addition, acquisitions involve many risks, any of which could harm our business, including:

•Difficulties in integrating the operations, technologies, solutions and personnel of acquired businesses, especially if those businesses operate outside of our core competency of delivering digital video advertising;

•Cultural challenges associated with integrating employees from the acquired company into our organization;

•Ineffectiveness or incompatibility of acquired technologies or solutions;

•Potential loss of key employees of acquired businesses;

•Inability to maintain the key business relationships and the reputations of acquired businesses;

•Diversion of management’s attention from other business concerns;

•Litigation for activities of the acquired company, including claims from terminated employees, customers, former stockholders or other third parties;

•In the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;

•Costs necessary to establish and maintain effective internal controls for acquired businesses;

•Failure to successfully further develop the acquired technologies in order to recoup our investment; and

•Increased fixed costs.

Activities of our advertising customers and digital media properties with which we do business could damage our reputation or give rise to legal claims against us.

We do not monitor or have the ability to control whether our advertising customers’ advertising of their products and solutions complies with federal, state, local and foreign laws. Failure of our advertising customers to comply with federal, state, local or foreign laws or our policies could damage our reputation and expose us to liability under these laws. We may also be liable to third parties for content in the ads we deliver if the content involved violates copyrights, trademarks or other intellectual property rights of third parties or if the content is defamatory, unfair and deceptive, or otherwise in violation of applicable laws. A third party or regulatory authority may file a claim against us even if our advertising customer has represented that its ads are lawful and that they have the right to use any copyrights, trademarks or other intellectual property included in an ad. Any of these claims could be costly and time-consuming to defend and could also hurt our reputation within the advertising industry. Further, if we are exposed to legal liability, we could be required to pay substantial fines or penalties, redesign our business methods, discontinue some of our solutions or otherwise expend significant resources. Similarly, we do not monitor or have the ability to control whether digital media property owners with which we do business are in compliance with applicable laws and regulations, or intellectual property rights of others, and their failure to do so could expose us to legal liability.

Our software could be susceptible to errors, defects, or unintended performance problems that could result in loss of reputation, lost inventory or liability.

We develop and offer complex software that is embedded by digital media properties in devices, video technologies, software and operating systems. Complex software often contains defects, particularly when first introduced or when new versions are released. Determining whether our software has defects may occur after versions are released into the market and distributed to digital media properties. Defects, errors or unintended performance problems with our software could unintentionally jeopardize the performance of digital media properties’ products. This could result in injury to our reputation, loss of revenue, diversion of development and technical resources, increased insurance costs and increased warranty costs. If our software contains any undetected defects, errors or unintended performance problems, digital media properties may refuse to embed our software into their products and we may be unable to collect data or acquire advertising inventory from digital media properties. These defects, errors and unintended performance problems could also result in product liability or warranty claims. Although we attempt to reduce the risk of losses resulting from these claims through warranty disclaimers and limitation of liability clauses in our agreements, these contractual provisions may not be enforceable in every instance. Furthermore, although we maintain errors and omissions insurance, this insurance may not adequately cover these claims. If a court refused to enforce the liability-limiting provisions of our contracts for any reason, or if liabilities arose that were not contractually limited or adequately covered by insurance, our business could be materially harmed.

Our inability to use software licensed from third parties, or our use of open source software under license terms that interfere with our proprietary rights, could disrupt our business.

Our technologies incorporate software licensed from third parties, including some software, known as open source software, which we use without charge. Although we monitor our use of open source software, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide our solutions to our customers. In the future, we could be required to seek licenses from third parties in order to continue offering our solutions, which licenses may not be available on terms that are acceptable to us, or at all. Alternatively, we may need to re-engineer our solutions or discontinue use of portions of the functionality provided by our solutions. In addition, the terms of open source software licenses may require us to provide software that we develop using this software to others on unfavorable license terms. Further, if a digital media property owner who embeds our software in their devices, video technologies, software and operating systems incorporates open source software into its software and our software is integrated with such open source software in the final product, we could, under some circumstances, be required to disclose the source code to our software. While we carefully monitor the use of all open source software and try to ensure that no open source software is used in such a way as to require us to disclose the source code to our software, such use could inadvertently occur. Our inability to use third-party software or the requirement to disclose the source code to our software could result in disruptions to our business, or delays in the development of future offerings or enhancements of existing offerings, which could impair our business.

Software and components that we incorporate into our advertising solutions may contain errors or defects, which could harm our reputation and hurt our business.

We use a combination of custom and third party software, including open source software, in building our advertising solutions. Although we test software before incorporating it into our solutions, we cannot guarantee that all of the third party technologies that we incorporate will not contain errors, bugs or other defects. We continue to launch enhancements to our advertising solutions, and we cannot guarantee any of these enhancements will be free from these kinds of defects. If errors or other defects occur in technologies that we utilize in our advertising solutions, it could result in damage to our reputation and losses in revenue, and we could be required to spend significant amounts of additional research and development resources to fix any problems.

Our failure to protect our intellectual property rights could diminish the value of our solutions, weaken our competitive position and reduce our revenue.

We regard the protection of our intellectual property, which includes patents and patent applications, trade secrets, copyrights, trademarks and domain names, as critical to our success. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information or deter independent development of similar technologies by others.

In the United States, we have five patents issued, 17 non-provisional patent applications pending and one provisional patent application pending. We also have 11 foreign patent applications pending. There can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, or that these patents will not be challenged by third parties or found to be invalid or unenforceable. We have five registered trademarks in the United States, six registered trademarks in foreign jurisdictions and are also pursuing the registration of additional trademarks and service marks in the United States and in locations outside the United States. Effective trade secret, copyright, trademark and patent protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming.

Monitoring unauthorized use of our intellectual property is difficult and costly. Our efforts to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Further, our competitors may independently develop technologies that are similar to ours but which avoids the scope of our intellectual property rights. In addition, the laws of many countries, such as China and India, do not protect our proprietary rights to as great an extent as do the laws of European countries and the United States. Further, the laws in the United States and elsewhere change rapidly, and any future changes could adversely affect us and our intellectual property. Our failure to meaningfully protect our intellectual property could result in competitors offering solutions that incorporate our most technologically advanced features, which could seriously reduce demand for our advertising solutions. In addition, we may in the future need to initiate infringement claims or litigation. Litigation, whether we are a plaintiff or a defendant, can be expensive, time-consuming and may divert the efforts of our technical staff and managerial personnel, which could harm our business, whether or not the litigation results in a determination that is unfavorable to us. In addition, litigation is inherently uncertain, and thus we may not be able to stop our competitors from infringing our intellectual property rights.

We could incur substantial costs and disruption to our business as a result of any claim of infringement of another party’s intellectual property rights, which could harm our business and operating results.

In recent years, there has been significant litigation in the United States over patents and other intellectual property rights. From time to time, we face allegations that we or customers who use our products have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including allegations made by our competitors or by non-practicing entities. We cannot predict whether assertions of third party intellectual property rights or claims arising from these assertions will substantially harm our business and operating results. If we are forced to defend any infringement claims, whether they are with or without merit or are ultimately determined in our favor, we may face costly litigation and diversion of technical and management personnel. Some of our competitors have substantially greater resources than we do and are able to sustain the cost of complex intellectual property litigation to a greater extent and for longer periods of time than we could. Furthermore, an adverse outcome of a dispute may require us: to pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s patent or other intellectual property rights; to cease making, licensing or using products that are alleged to incorporate or make use of the intellectual property of others; to expend additional development resources to redesign our products; and to enter into potentially unfavorable royalty or license agreements in order to obtain the rights to use necessary technologies. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. In any event, we may need to license intellectual property which would require us to pay royalties or make one-time payments. Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, the time and resources necessary to resolve them could harm our business, operating results, financial condition and reputation.

In addition, if our advertising customers do not own the copyright for advertising content included in their advertisements or if digital media property owners do not own the copyright for content to the digital media next to which the advertisements appear, advertisers and digital media properties could receive complaints from copyright owners, which could harm our reputation and our business.

If we fail to establish and maintain effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

Prior to our IPO, we were a private company and were not required to test our internal controls on a systematic basis. In addition, we had limited accounting personnel and other resources with which to address our internal controls. We have not determined whether our internal control over financial reporting currently meets the standards that we will be required to meet in the course of preparing future financial statements as a public company. We will be required to evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the fiscal year ending December 31, 2014, to provide a management report on our internal control over financial reporting. This will require that we incur substantial additional internal costs to expand our accounting and finance functions, including costs associated with hiring additional accounting and administrative staff, and that we expend significant management efforts.

A material weakness in our internal control over financial reporting existed as of December 31, 2012. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, detected and corrected on a timely basis. This material weakness arose primarily due to a lack of technical accounting skills and a lack of adequate review processes and controls within our accounting and finance organization. As a result, there were a number of post-close and audit-related adjustments that were material to the financial statements, including adjustments to publisher costs, commissions and goodwill. This material weakness also existed at December 31, 2010 and 2011, and resulted in a restatement of our previously issued consolidated financial statements for the year ended December 31, 2010 to correct for errors, including the proper capitalization of internal use software development costs, proper recording of stock-based compensation expense related to option modifications and performance-based options, the proper recording of a preferred stock warrant as a liability carried at fair value, and the overstatement of revenue due to errors in closing procedures.

We have taken steps to remediate the material weakness, including building a more experienced accounting and finance organization, and designing and implementing improved processes and controls. However, our efforts to remedy this material weakness may not prevent future material weaknesses or significant deficiencies in our internal control over financial reporting.

We have had significant operations both in the United States and India and we have recently expanded in Europe. Historically, we have had separate systems of internal controls covering our international operations, which may have included control deficiencies. We are in the process of consolidating these systems and remediating any control deficiencies, and we may experience difficulties with the consolidation that could harm our operations and cause our business to suffer.

We may in the future discover areas of our internal controls that need improvement. Our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements, and we or our independent registered public accounting firm may conclude that our internal control over financial reporting is not effective. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the” JOBS Act”). As an emerging growth company we are not required to obtain auditor attestation of our reporting on internal control over financial reporting, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are not required to hold nonbinding advisory votes on executive compensation. We cannot predict whether investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain an emerging growth company until the earliest of: the end of the fiscal year in which the market value of the shares of our common stock held by non-affiliates exceeds $700 million as of June 30, the end of the fiscal year in which we have total annual gross revenue of $1 billion, the date on which we issue more than $1 billion in non-convertible debt in a three-year period, or August 2018.

We will incur significantly increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are and will continue to be subject to the reporting requirements of the Exchange Act and will be required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the JOBS Act. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and will need to establish an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a result of operating as a public company or the timing of such costs.

We also expect that operating as a public company will make it more expensive for us to obtain director and officer liability insurance on the terms that we would like. As a public company, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

We may need additional capital in the future to meet our financial obligations and to pursue our business objectives. Additional capital may not be available on favorable terms, or at all, which could compromise our ability to meet our financial obligations and grow our business.

While we anticipate that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months, we may need to raise additional capital to fund operations in the future or to finance acquisitions. If we seek to raise additional capital in order to meet various objectives, including developing existing or future technologies and solutions, increasing working capital, acquiring businesses, expanding geographically and responding to competitive pressures, capital may not be available on favorable terms or may not be available at all. Lack of sufficient capital resources could significantly limit our ability to take advantage of business and strategic opportunities. Any additional capital raised through the sale of equity or debt securities with an equity component would dilute our stock ownership. If adequate additional funds are not available, we may be required to delay, reduce the scope of, or eliminate material parts of our business strategy, including potential additional acquisitions or the continued development of new or existing technologies or solutions and geographic expansion.

Our net operating loss carryforwards may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal income tax purposes, including any limitations that may be imposed under Section 382 of the Internal Revenue Code as a result of our IPO. At December 31, 2012, we had federal net operating loss carryforwards of $16.0 million, which expire at various dates beginning in 2025. Our gross state net operating loss carryforwards are equal to or less than the federal net operating loss carryforwards and expire over various periods beginning in 2015, based on individual state tax law.

We periodically assess the likelihood that we will be able to recover our net deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, we concluded that a full valuation allowance against our net deferred tax assets should be applied as of December 31, 2012. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period this determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current tax provision. These events could have a material impact on our reported results of operations.

Risks Related to Ownership of Our Common Stock

An active trading market for our common stock may not develop or be sustained and investors may not be able to resell their shares at or above the price at which they purchased them.

We have a limited history as a public company. An active trading market for our shares may never develop or be sustained. In the absence of an active trading market for our common stock, investors may not be able to sell their common stock at or above the price they paid or at the time that they would like to sell. In addition, an inactive market may impair our ability to raise capital by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration, which, in turn, could harm our business.

The trading price of the shares of our common stock is likely to be volatile, and purchasers of our common stock could incur substantial losses.

Our stock price is likely to be volatile. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•Actual or anticipated variations in quarterly operating results;

•Changes in financial estimates by us or by any securities analysts who might cover our stock;

•Conditions or trends in our industry;

•Stock market price and volume fluctuations of other publicly traded companies and, in particular, those that operate in the advertising, Internet or media industries;

•Announcements by us or our competitors of new product or service offerings, significant acquisitions, strategic partnerships or divestitures;

•Announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•Capital commitments;

•Additions or departures of key personnel; and

•Sales of our common stock, including sales by our directors and officers or specific stockholders.

In addition, in the past, stockholders have initiated class action lawsuits against technology companies following periods of volatility in the market prices of these companies’ stock. If litigation is instituted against us, we could incur substantial costs and divert management’s attention and resources.

If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will rely in part on the research and reports that equity research analysts publish about us and our business. If no or few equity research analysts elect to provide research coverage of our common stock, the lack of research coverage may adversely affect the market price of our common stock. In the event we do have equity research analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

After the IPO, we have approximately 31.8 million outstanding shares of common stock. Of these shares, the 5.1 million shares sold as part of the IPO are freely tradable, and 26.7 million additional shares of common stock will be available for sale in the public market beginning 180 days after the date of the IPO following the expiration of market standoff agreements and lock-up agreements between stockholders and the underwriters. Citigroup Global Markets Inc. and Deutsche Bank Securities Inc. in their joint discretion may release these stockholders from their lock-up agreements with the underwriters at any time and without notice, which would allow for earlier sales of shares in the public market.

Following the IPO, we filed registration statements on Form S-8 registering the issuance of approximately 8.7 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under these registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above, and the restrictions of Rule 144 in the case of our affiliates.

Additionally, the holders of an aggregate of approximately 21.8 million shares of common stock and 53,983 shares of common stock issuable upon the exercise of outstanding warrants, or their transferees, will have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Provisions in our corporate charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us, and the market price of our common stock may be lower as a result.

There are provisions in our certificate of incorporation and bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by you and other stockholders. For example, our board of directors has the authority to issue shares of preferred stock, and to fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. An issuance of shares of preferred stock may result in the loss of voting control to other stockholders.

Our charter documents also contain other provisions that could have an anti-takeover effect, including that our board of directors is divided into three classes with staggered three-year terms and stockholders are not be able to remove directors other than for cause, take actions by written consent or call a special meeting of stockholders. In addition, stockholders are required to give advance notice to nominate directors or submit proposals for consideration at stockholder meetings.

In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions by prohibiting Delaware corporations from engaging in specified business combinations with particular stockholders of those companies. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in your best interests. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in aggregate, beneficially own over 62% of our outstanding common stock. These persons, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

We have broad discretion in the use of proceeds from the IPO and may invest or spend the proceeds in ways with which you do not agree and in ways that may not yield a return.

We have broad discretion over the use of proceeds from the IPO. You may not agree with our decisions, and our use of the proceeds may not yield any return on your investment in us. Our failure to apply the net proceeds of the IPO effectively could compromise our ability to pursue our growth strategy.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains.

We have not declared or paid cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any existing or future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)             Sale of Unregistered Securities

From January 1, 2013 through June 30, 2013, we granted to employees options to purchase an aggregate of 668,769 shares of common stock under the 2004 Plan, at exercise prices ranging from $6.42 to $8.46 per share.

From January 1, 2013 through June 30, 2013, we issued and sold to employees and non-employees an aggregate of 82,972 shares of common stock upon the exercise of options under the 2004 Plan at exercise prices ranging from $0.48 to $8.46 per share, for an aggregate exercise price of approximately $0.3 million.

The offers, sales and issuances of the securities described in Item 2(a) were deemed to be exempt from registration under the Securities Act under Rule 701 promulgated under the Securities Act as offers and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701.

b)             Use of Proceeds from Public Offering of Common Stock

On August 12, 2013, we closed our IPO, in which we sold 5,125,000 shares of common stock at a price to the public of $9.00 per share. The aggregate offering price for shares sold in the offering was approximately $46.1 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-189772 and 333-190418), which was declared effective by the SEC on August 6, 2013. The offering commenced on August 7, 2013 and did not terminate before all of the securities registered in the registration statement were sold. Citigroup Global Markets Incorporated, Deutsche Bank Securities, Incorporated, Barclays Capital Incorporated, Needham & Company, LLC and Piper Jaffray & Co., acted as the underwriters. We raised approximately $40.3 million in net proceeds after deducting underwriting discounts and commissions of approximately $3.2 million and other offering expenses of approximately $2.6 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus. We invested the funds received in registered money market funds.

c)              Issuer Purchases of Equity Securities

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

3.1*	Amended and Restated Certificate of Incorporation of the Registrant.

3.2*	Amended and Restated Bylaws of the Registrant

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.)

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YuMe, Inc.

/s/ Tim Laehy

Tim Laehy
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)
Date: August 29, 2013

INDEX TO EXHIBITS

Exhibits

3.1*	Amended and Restated Certificate of Incorporation of the Registrant.

3.2*	Amended and Restated Bylaws of the Registrant

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.