Form 10-Q
period 2013-09-30
YuMe Inc
filed 2013-11-14
CIK 1415624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-36039

YuMe, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-0111478
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1204 Middlefield Road, Redwood City, CA	94063
(Address of Principal Executive Offices)	(Zip Code)

(650) 591-9400

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).    Yes  ☒ No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   No  ☒

As of October 31, 2013, there were 31,930,819 shares of the Registrant’s common stock outstanding.

YuMe, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YuMe, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$63,546	$27,909
Accounts receivable, net	47,374	48,067
Prepaid expenses and other current assets	2,641	1,355
Total current assets	113,561	77,331

Property, equipment and software, net	6,023	5,551
Goodwill	3,902	3,902
Intangible assets, net	2,246	2,847
Restricted cash	341	292
Deposits and other assets	416	691
Total assets	$126,489	$90,614

Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$6,673	$6,893
Accrued digital media property owner costs	9,153	12,475
Accrued liabilities	9,739	7,219
Deferred revenue, current	203	528
Notes payable, current	31	185
Capital leases, current	495	631
Total current liabilities	26,294	27,931

Capital leases, non-current	48	380
Other long-term liabilities	150	178
Deferred tax liability	814	962
Preferred stock warrant liability	–	301
Total liabilities	27,306	29,752

Commitments and contingencies (Note 8)

Convertible preferred stock, $0.001 par value, 130,130,239 authorized as of December 31, 2012; 129,806,334 issued and outstanding as of December 31, 2012. All convertible preferred shares were converted into shares of common stock (Note 10)	–	76,191

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value: 20,000,000 shares authorized, no shares issued and outstanding as of September 30, 2013 and December 31, 2012	–	–
Common stock, $0.001 par value: 200,000,000 and 192,939,347 shares authorized as of September 30, 2013 and December 31, 2012, respectively; 31,906,634 and 4,816,863 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	32	5
Additional paid-in-capital	126,280	6,782
Treasury stock, 66,666 shares and no shares as of September 30, 2013 and December 31, 2012, respectively	–	–
Accumulated deficit	(27,056)	(21,998)
Accumulated other comprehensive loss	(73)	(118)
Total stockholders’ equity (deficit)	99,183	(15,329)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$126,489	$90,614

(1)	Condensed consolidated balance sheet data as of December 31, 2012 was derived from audited financial statements.

See notes to condensed consolidated financial statements

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$36,157	$26,010	$97,089	$71,275
Cost of revenue	18,968	14,402	52,179	39,543
Gross profit	17,189	11,608	44,910	31,732

Operating expenses:
Sales and marketing	11,735	7,339	32,845	22,399
Research and development	1,165	716	3,082	1,891
General and administrative	4,918	3,141	13,586	8,237
Total operating expenses	17,818	11,196	49,513	32,527

Income (loss) from operations	(629)	412	(4,603)	(795)
Interest and other income (expense)
Interest expense	(9)	(31)	(41)	(96)
Other income (expense), net	74	(30)	(252)	(38)
Total interest and other income (expense)	65	(61)	(293)	(134)

Income (loss) before income taxes	(564)	351	(4,896)	(929)
Income tax (expense) benefit	(63)	125	(162)	40

Net income (loss)	$(627)	$476	$(5,058)	$(889)
Net income (loss) attributable to common shareholders	$(627)	–	$(5,058)	$(889)

Net income (loss) per share attributable to common stockholders:
Basic	$(0.03)	$0.00	$(0.49)	$(0.19)
Diluted	$(0.03)	$0.00	$(0.49)	$(0.19)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	21,054	4,785	10,305	4,687
Diluted	21,054	5,637	10,305	4,687

See notes to condensed consolidated financial statements.

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(627)	$476	$(5,058)	$(889)
Other comprehensive income (loss):
Foreign currency translation adjustments	(20)	40	45	(41)
Other comprehensive income (loss)	(20)	40	45	(41)
Comprehensive income (loss)	$(647)	$516	$(5,013)	$(930)

See notes to condensed consolidated financial statements.

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
Balances at December 31, 2012	129,806,344	$76,191	4,816,863	$5	-	$-	$6,782	$(21,998)	$(118)	$(15,329)
Issuance of common stock upon exercise of stock options	-	-	190,900	-	-	-	278			278
Stock-based compensation	-	-	-	-	-	-	2,653	-	-	2,653
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	45	45
Conversion of preferred stock to common stock	(129,806,344)	(76,191)	21,840,537	22	-	-	76,169	-	-	76,191
Conversion of preferred stock warrants to common stock warrants	-	-	-	-	-	-	426	-	-	426
Initial public offering, net of issuance costs	-	-	5,125,000	5	-	-	39,972	-	-	39,977
Treasury stock (Note 5)	-	-	(66,666)	-	66,666	-	-	-	-
Net loss	-	-	-	-	-	-	-	(5,058)	-	(5,058)
Balances at September 30, 2013	-	$-	31,906,634	$32	66,666	$-	$126,280	$(27,056)	$(73)	$99,183

See notes to condensed consolidated financial statements.

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net loss	$(5,058)	$(889)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,037	2,045
Stock-based compensation	2,508	1,538
Allowance for doubtful accounts	346	77
Deferred income taxes	(148)	(219)
Excess income tax benefit from the exercise of stock options	–	(96)
Change in fair value of preferred stock warrants	125	7
Changes in operating assets and liabilities:
Accounts receivable	347	1,877
Prepaid expenses and other current assets	(1,286)	(292)
Deposits and other assets	275	(14)
Accounts payable	(784)	(1,622)
Accrued digital media property owner costs	(3,322)	1,641
Accrued liabilities	2,393	1,126
Deferred revenue	(325)	443
Other liabilities	(28)	54
Net cash provided by (used in) operating activities	(1,920)	5,676

Investing activities:
Purchases of property and equipment	(845)	(196)
Capitalized software development costs	(1,354)	(635)
Change in restricted cash	(49)	–
Net cash used in investing activities	(2,248)	(831)

Financing activities:
Proceeds from initial public offering, net of offering costs	40,104	–
Net proceeds from the issuance of convertible preferred stock	–	9,953
Repayments of borrowings under notes payable	(154)	(255)
Repayments of borrowings under capital leases	(468)	(391)
Excess income tax benefit from the exercise of stock options	–	96
Proceeds from exercise of common stock options	278	590
Net cash provided by financing activities	39,760	9,993

Effect of exchange rate changes on cash and cash equivalents	45	(5)

Change in cash and cash equivalents	35,637	14,833
Cash and cash equivalents—Beginning of period	27,909	19,023
Cash and cash equivalents—End of period	$63,546	$33,856

Supplemental disclosures of cash flow information
Cash paid for interest	$42	$96
Cash paid for income taxes	$421	$85
Stock-based compensation capitalized for internal-use software	$145	$72

Non-cash investing and financing activities
Purchases of property and equipment under capital lease obligations	–	$187
Purchases of property and equipment recorded in accounts payable	$564	$427
Initial public offering costs recorded in accrued liabilities	$127	–

See notes to condensed consolidated financial statement

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Description of Business and Basis of Presentation

YuMe, Inc. (the "Company") was incorporated in Delaware on December 16, 2004. The Company, including its wholly-owned subsidiaries, is a leading independent provider of digital video brand advertising solutions. The Company's proprietary technologies serve the specific needs of brand advertisers and enable them to find and target large, brand-receptive audiences across a wide range of Internet connected devices and digital media properties. The Company's software is used by global digital media properties to monetize professionally-produced content and applications. The Company facilitates digital video advertising by dynamically matching relevant audiences available through its digital media property partners with appropriate advertising campaigns from its advertising customers.

The Company helps its advertising customers overcome the complexities of delivering digital video advertising campaigns in a highly fragmented environment where dispersed audiences use a growing variety of Internet-connected devices to access thousands of online and mobile websites and applications. The Company delivers video advertising impressions across personal computers, smartphones, tablets, set-top boxes, game consoles, Internet-connected TVs and other devices. The Company's video ads run when users choose to view video content on their devices. On each video advertising impression, the Company collects dozens of data elements that it uses for its advanced audience modeling algorithms that continuously improve brand-targeting effectiveness.

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

In July 2013, the Company's board of directors and stockholders approved an amendment to the amended and restated certificate of incorporation. The amendment provided for a 1-for-6 reverse stock split of the outstanding common stock, effective July 24, 2013. Accordingly, (i) every six shares of common stock have been combined into one share of common stock, (ii) the number of shares of common stock into which each outstanding option or warrant to purchase common stock is exercisable, as the case may be, have been proportionately decreased on a 6-for-1 basis, (iii) the exercise price for each such outstanding option or warrant to purchase common stock has been proportionately increased on a 1-for-6 basis, and (iv) the conversion ratio for each share of preferred stock outstanding was proportionately reduced on a 6-for-1 basis. All of the share numbers, share prices, and exercise prices have been adjusted within these financial statements, on a retroactive basis, to reflect this 1-for-6 reverse stock split. The Company has agreed to pay cash in lieu of any fractional shares to which a holder of common stock would otherwise be entitled as a result of the reverse stock split.

On August 12, 2013, the Company closed the initial public offering (the “IPO”) of its common stock pursuant to a registration statement on Form S-1. In the IPO, the Company sold 5,125,000 shares of common stock at a public offering price of $9.00 per share. Net proceeds were approximately $40.0 million, after deducting underwriting discounts and commissions of $3.2 million and offering expenses of $2.9 million, of which $0.1 million was unpaid as of September 30, 2013. Upon the closing of the IPO, all outstanding shares of the Company’s convertible preferred stock automatically converted into 21,840,537 shares of common stock and all outstanding warrants to purchase convertible preferred stock converted into warrants to purchase 53,983 shares of common stock.

Principles of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.     Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company's condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from management's estimates.

Recent Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued amended standards that provided explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance becomes effective on January 1, 2014; it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company is currently assessing the impact of this new guidance.

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

One advertising agency customer accounted for 23% and 16% of the Company’s revenue for the three months ended September 30, 2013 and 2012, respectively and accounted for 20% and 19% of the Company’s revenue for the nine months ended September 30, 2013 and 2012, respectively. The same customer accounted for 25% and 28% of the Company’s accounts receivable as of September 30, 2013 and December 31, 2012, respectively.

3.     Fair Value of Financial Instruments

The accounting guidance for fair value measurements prioritizes the inputs used in measuring fair value in the following hierarchy:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 – Unobservable inputs for which there is little or no market data, which require the Company to develop its own assumptions.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amounts of accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. Based on the borrowing rates currently available to the Company for debt with similar terms, the carrying value of the borrowings under the Company’s Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) approximate fair value (using Level 2 inputs).

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Prior to the conversion of the Company’s warrant liability on August 12, 2013, its preferred stock warrants were recorded at fair value. On August 12, 2013, upon the closing of the Company’s IPO, the warrants were converted from warrants to purchase preferred stock to warrants to purchase common stock and the liability at their then fair value of $0.4 million was reclassified to additional paid-in capital. Prior to this date, all changes in the fair value of the warrants were recorded in other income (expense), net in the accompanying unaudited condensed consolidated statements of operations. The Company recorded other income of $35,000 and other expense of $0.1 million in the three and nine months ended September 30, 2013, respectively, and recorded other expense of $9,000 and $6,000 for the three and nine months ended September 30, 2012, respectively, related to the fair value adjustment of its warrants.

The following tables present information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Fair Value Measurements at September 30, 2013
	Level 1	Level 2	Level 3	Total
Money market funds	$13,508	$-	$-	$13,508

	Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3	Total
Money market funds	$13,508	$-	$-	$13,508
Warrant liability	$-	$-	$301	$301

4.     Cash and Investments

The following table presents cash and cash equivalents for the periods presented (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2013:
Cash	$50,038	$—	$—	$50,038
Cash equivalents:
Money market funds	13,508	—	—	13,508
Total cash and cash equivalents	$63,546	$—	$—	$63,546

December 31, 2012:
Cash	$14,401	$—	$—	$14,401
Cash equivalents:
Money market funds	13,508	—	—	13,508
Total cash and cash equivalents	$27,909	$—	$—	$27,909

5.     Acquisition

On December 28, 2012, the Company completed the acquisition of Crowd Science, Inc. ("Crowd Science"), a technology company providing online digital media properties audience measurement, ad targeting and web analytics. All of the share capital for Crowd Science was acquired in exchange for $1.1 million in cash and 2,000,000 shares of Series D-1 convertible preferred stock valued at $3.3 million, for a total consideration of $4.4 million. The Company held back $49,000 in cash and 66,666 shares of Series D-1 convertible preferred stock classified as contingent consideration to non-employee shareholders at the closing of the acquisition until the second anniversary of the closing date for general representations and warranties as well as performance conditions tied to the expected continuing employment of key employees. The goodwill generated from the Company's business combination is primarily related to expected synergies. The goodwill is deductible for U.S. federal income tax purposes.

The performance conditions were no longer capable of being met as of September 30, 2013. As such, the Company accounted for the settlement of this contingent consideration within equity. The Company is accounting for the withheld shares as 66,666 shares of treasury stock.

The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 805 with the results of the acquired company's operations included in the consolidated financial statements starting on December 28, 2012. The key factors underlying the acquisition were to acquire technology that would enhance audience reach and targeting across all video devices.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	Pro Forma for the Three Months Ended September 30, 2012	Pro Forma for the Nine Months Ended September 30, 2012
Revenue	$26,276	$71,834
Net loss	$(134)	$(3,412)
Basic and diluted net loss per share attributable to common stockholders	$(0.03)	$(0.73)

6.     Goodwill and Intangible Assets

The intangible assets detail for the periods presented (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (years)
September 30, 2013:
Developed technology	$2,950	$(760)	$2,190	2.9
Customer relationships	104	(48)	56	2.7
Non-compete agreement	53	(53)	-	-
	$3,107	$(861)	$2,246

December 31, 2012:
Developed technology	$2,950	$(185)	$2,765	3.7
Customer relationships	104	(33)	71	3.4
Non-compete agreement	53	(42)	11	0.4
	$3,107	$(260)	$2,847

Amortization expense for the three months ended September 30, 2013 and 2012 was $0.2 million and $41,000, respectively, and was $0.6 million and $0.1 million for the nine months ended September 30, 2013 and 2012, respectively. Amortization expense related to developed technology is included as a component of cost of revenue in the accompanying condensed consolidated statements of operations.

7.     Borrowings

In September 2009, the Company entered into a Loan Agreement with SVB. The Loan Agreement provides for borrowings up to $1.0 million to finance purchases of equipment through December 2013. Borrowings against the line of credit bear interest at a fixed rate of 8% per annum and require 36 equal monthly installments of principal and interest. The Company had approximately $31,000 and $0.2 million of borrowings outstanding under this line of credit as of September 30, 2013 and December 31, 2012, respectively. Borrowings under the Loan Agreement are collateralized by the equipment financed under the Agreement.

In February 2010, the Company entered into a Loan and Security Agreement (the "Credit Agreement") with SVB for the purpose of financing its accounts receivable balance. The Credit Agreement was amended and restated in March 2011 and May 2012 and provided for a revolving line of credit with maximum borrowings of up to $20.0 million and was collateralized by substantially all of the assets of the Company. The borrowings under the line of credit bear interest at the bank's prime rate plus 0.50%. If the Company borrowed more than $5.0 million, the Company would have been required to maintain an adjusted quick ratio of 1.5 to 1.0. The Credit Agreement required the Company to comply with various other financial and reporting covenants. As of December 31, 2012, the Company had no borrowings outstanding under this line of credit. The Credit Agreement expired on May 3, 2013 and the Company did not renew it.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.     Commitments and Contingencies

Leases

The Company leases its office facilities under various non-cancellable operating leases that expire through October 2016. In addition, the Company leases certain equipment and computers under capital lease arrangements that expire at various dates through June 2015.

Purchase Commitments

During the normal course of business, to secure adequate ad inventory and impressions for its sales arrangements, the Company enters into agreements with digital media property owners that require purchase of a minimum number of impressions on a monthly or quarterly basis. Purchase commitments as of September 30, 2013 expire on various dates through December 2014.

Legal Proceedings

From time to time the Company may be a party to various litigation matters incidental to the conduct of its business. There is no pending or threatened legal proceeding to which the Company is currently a party that, in management’s opinion, is likely to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

While matters may arise as a result of claims under the indemnification agreements disclosed above, the Company, at this time, is not aware of claims under indemnification arrangements that could have a material adverse effect on the Company’s condensed consolidated balance sheet, condensed consolidated statement of operations, condensed consolidated statements of comprehensive income (loss), or condensed consolidated statements of cash flows.

9.    Warrants

In conjunction with a lease agreement, the Company issued warrants to purchase 24,838 shares of Series A-2 preferred stock on December 31, 2006. These warrants have an exercise price of $1.2078 per share and expire in December 2018.

In conjunction with the Loan Agreement disclosed in Note 7, the Company issued warrants to SVB, to purchase 29,145 shares of Series C preferred stock, of which 14,573 shares were issued in September 2009 and 14,572 shares were issued in January 2010. These warrants have an exercise price of $1.7155 per share and expire in January 2017.

On August 12, 2013, upon the closing of the Company’s IPO, the warrants were converted from warrants to purchase preferred stock to warrants to purchase common stock and the liability at their then fair value of $0.4 million was reclassified to additional paid-in capital. Prior to the conversion of our warrant liability on August 12, 2013, the Company’s preferred stock warrants were recorded at fair value. Changes in the fair value of the warrants were recorded in other income (expense), net in the accompanying unaudited condensed consolidated statements of operations. The Company recorded other income of $35,000 and other expense of $0.1 million for the three and nine months ended September 30, 2013, respectively, related to changes in the fair value adjustment of its warrants. The Company recorded other expense of $9,000 and $6,000 for the three and nine months ended September 30, 2012, respectively, related to changes in the fair value adjustment of its warrants.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of warrants to purchase common stock outstanding at September 30, 2013 are shown below:

Issue Date	Security	Expiration	Exercise Price	Number of Warrants
December 31, 2006	Common Stock	December 31, 2018	$1.2078	24,838
September 25, 2009	Common Stock	September 25, 2016	$1.7155	14,573
January 27, 2010	Common Stock	January 27, 2017	$1.7155	14,572

The fair value of the warrants outstanding, which, prior to the closing of the Company’s IPO on August 12, 2013, were recorded as liabilities in the accompanying condensed consolidated balance sheets and, which were remeasured to fair value at each balance sheet date, were determined using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2013			2012			2013			2012
Expected term (years)	3.39	-	5.39	4.26	-	6.25	3.39	-	5.76	4.26	-	6.76
Volatility		80%			65%			80%			65%
Risk-free interest rate	0.95%	-	1.77%	0.47%	-	0.83%	0.47%	-	1.77%	0.47%	-	1.33%
Dividend yield		—			—			—			—

A summary of the fair value of the warrants outstanding at December 31, 2012 and immediately prior to the closing of the Company’s IPO on August 12, 2013 are shown in the table below (in thousands):

	December 31, 2012	August 12, 2013
Warrant (series A-2)	$144	$203
Warrant (series C)	157	223
Total fair value	$301	$426

The change in total fair value of the convertible preferred stock warrants has been recorded as a component of other expense in the accompanying condensed consolidated statements of operations.

10.  Stockholders’ Equity (Deficit)

Initial Public Offering

On August 12, 2013, the Company closed the IPO pursuant to a registration statement on Form S-1. In the IPO, the Company sold 5,125,000 shares of common stock at a public offering price of $9.00 per share. The aggregate offering price for shares sold in the offering was approximately $46.1 million. Net proceeds were approximately $40.0 million, after deducting underwriting discounts and commissions of $3.2 million and offering expenses of $2.9 million, of which $0.1 million was unpaid as of September 30, 2013. Upon the closing of the IPO, all outstanding shares of the Company’s convertible preferred stock automatically converted into 21,840,537 shares of common stock and the carrying value of $76.2 million is included in additional paid-in capital on the condensed consolidated balance sheet as of September 30, 2013.

Convertible preferred stock as of December 31, 2012 consisted of the following:

Convertible Preferred Stock	Shares Authorized	Shares Issued and Outstanding (1)	Issuance Price Per Share (1)	Carrying Value (2)	Liquidation Preference
Series A-1	26,165,827	26,165,827	$0.10500	$1,341,000	$2,747,000
Series A-2	22,473,726	22,324,696	0.20130	4,494,000	4,494,000
Series B	16,134,433	16,134,433	0.54760	8,777,000	8,835,000
Series C	16,404,591	16,229,717	0.28592	4,546,000	4,640,000
Series D	24,876,609	24,876,609	1.00496	24,901,000	25,000,000
Series D-1	24,075,053	24,075,052	1.31370	32,132,000	31,627,000
	130,130,239	129,806,334		$76,191,000	$77,343,000

(1)	Amounts are presented without giving effect to the Company’s 1-for-6 reverse stock split that was effective July 24, 2013.
(2)	Amounts are net of issuance costs.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Immediately following the closing of the IPO, the Company’s certificate of incorporation was amended to authorize 20,000,000 shares of undesignated preferred stock and 200,000,000 shares of common stock.

Common Stock

At September 30, 2013 and December 31, 2012, there were 31,906,634 and 4,816,863 shares of common stock issued and outstanding, respectively.

The following table summarizes common stock activity:

Number of Shares
Outstanding at December 31, 2012	4,816,863
Option exercises	190,900
Conversion of convertible preferred stock	21,840,537
Common stock issued in connection with IPO	5,125,000
Treasury stock withheld (see Note 5)	(66,666)
Outstanding at September 30, 2013	31,906,634

Treasury Stock

The Company has 66,666 shares of treasury stock that are withheld in connection with the acquisition of Crowd Science. The Company is accounting for these withheld shares as treasury stock, which could be re-issued if the Company determined to do so. See Note 5 for additional information.

Shares Reserved for Future Issuance

At September 30, 2013, the Company has reserved the following shares of common stock for future issuance.

September 30, 2013
Common stock options outstanding	5,691,987
Warrants to purchase common stock outstanding	53,983
Shares available for future issuance	1,023,817
6,769,787

Equity Incentive Plans

The Company’s 2004 Stock Plan (the “2004 Plan”), authorized the Company to grant restricted stock awards or stock options to employees, directors and consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for non-statutory options. Option vesting schedules were determined by the board of directors at the time of issuance and they generally vest at 25% on the first anniversary of the grant (or the employment or service commencement date) and monthly over the next 36 months. Options generally expire ten years from the date of grant unless the optionee is a 10% shareholder, in which case the term will be five years from the date of grant. Unvested options exercised are subject to the Company’s repurchase right. Upon the effective date of the registration statement related to the Company’s IPO, the 2004 Plan was amended to cease the grant of any additional awards thereunder, although the Company will continue to issue common stock upon the exercise of stock options previously granted under the 2004 Plan.

In July 2013, the Company adopted a 2013 Equity Incentive Plan (the “2013 Plan”) which became effective on August 6, 2013. The 2013 Plan will serve as the successor equity compensation plan to the 2004 Plan. The 2013 Plan will terminate on July 23, 2023. The 2013 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance stock awards, restricted stock units and stock bonus awards to employees, directors and consultants. Stock options granted must be at prices not less than 100% of the fair market value at date of grant. Option vesting schedules are determined by the compensation committee of the board of directors at the time of issuance and they generally vest at 25% on the first anniversary of the grant (or the employment or service commencement date) and monthly over the next 36 months. Options generally expire ten years from the date of grant unless the optionee is a 10% stockholder, in which case the term will be five years from the date of grant. Unvested options exercised are subject to the Company’s repurchase right. The Company has reserved 2,000,000 shares of its common stock for issuance under the 2013 Plan, and shares reserved for issuance will increase January 1 of each year by the lesser of (i) 5% of the number of shares issued and outstanding on December 31 immediately prior to the date of increase or (ii) such number of shares as may be determined by the board of directors.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table summarizes option award activity:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2012	4,015	$3.78	7.88	$8,659
Granted	1,963	8.58
Exercised	(191)	1.98
Canceled and forfeited	(95)	5.57
Balance at September 30, 2013	5,692	$5.47	8.02	$29,244
Vested and exercisable as of September 30, 2013	2,547	$3.50	6.71	$17,911
Vested as of September 30, 2013 and expected to vest thereafter (1)	5,123	$5.22	7.87	$27,575

(1)	Options expected to vest reflect an estimated forfeiture rate.

The weighted average grant date fair value of options granted was $6.41 and $2.76 in the three months ended September 30, 2013 and 2012, respectively and $5.89 and $2.70 for the nine months ended September 30, 2013 and 2012, respectively. Prior to the Company’s IPO, aggregate intrinsic value represented the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding, in-the-money options. After the Company’s IPO, aggregate intrinsic value represented the difference between the market value of the Company’s common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $0.9 million and $34,000 for the three months ended September 30, 2013 and 2012, respectively, and was $1.3 million and $3.4 million for the nine months ended September 30, 2013 and 2012, respectively.

Employee Stock Purchase Plan

In July 2013, the Company adopted a 2013 Employee Stock Purchase Plan (the “2013 Purchase Plan”) that became effective on August 6, 2013. The 2013 Purchase Plan is designed to enable eligible employees to periodically purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. Purchases are accomplished through participation in discrete offering periods. The 2013 Purchase Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. The Company has reserved 500,000 shares of its common stock for issuance under the 2013 Purchase Plan and shares reserved for issuance will increase January 1 of each year by the lesser of (i) a number of shares equal to 1% of the total number of outstanding shares of common stock on December 31 immediately prior to the date of increase or (ii) such number of shares as may be determined by the board of directors. There were no shares purchased by employees under the Company’s ESPP for the three and nine months ended September 30, 2013.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The fair value of option grants is determined using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2013			2012			2013			2012
Expected term (in years)	5.51	-	6.08		6.01		5.51	-	6.12	5.93	-	6.01
Volatility		80%			49%			80%		49%	-	65%
Risk-free interest rate	1.50%	-	1.72%	0.76%	-	0.92%	1.02%	-	1.72%	0.76%	-	1.07%
Dividend yield		—			—			—			—

The expected term of ESPP shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected term (in years)	0.48	—	0.48	—
Volatility	80%	—	80%	—
Risk-free interest rate	0.08%	—	0.08%	—
Dividend yield	—	—	—	—

The following table summarizes the effects of stock-based compensation related to vesting stock-based awards included in the Company’s accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenue	$46	$31	$107	$104
Sales and marketing	503	324	1,186	1,018
Research and development (1)	86	29	223	67
General and administrative	537	131	992	349
Total employee stock-based compensation	$1,172	$515	$2,508	$1,538

(1)

Excludes $68,000, $23,000, $145,000 and $72,000 for the three months ended September 30, 2013 and 2012 and for the nine months ended September 30, 2013 and 2012, respectively, that was capitalized as part of internal-use software development costs.

11.  Net Income (Loss) per Share

Basic and diluted net income (loss) per common share is presented in conformity with the two-class method required for participating securities. Immediately prior to the closing of the Company’s IPO, all shares of outstanding convertible preferred stock automatically converted into shares of the Company’s common stock. Prior to the conversion of the convertible preferred stock, holders of Series A-1, Series A-2, Series B, Series C, Series D and Series D-1 convertible preferred stock were entitled to receive noncumulative dividends when and if declared at the annual rate of 8% ($0.10500, $0.20130, $0.54760, $0.28592, $1.00496 and $1.31370 per share per annum, respectively) payable prior, and in preference to, any dividends on any shares of the Company’s common stock. In the event a dividend was paid on common stock, the holders of Series A-1, Series A-2, Series B, Series C, Series D and Series D-1 convertible preferred stock were entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis). The holders of convertible preferred stock did not have a contractual obligation to share in the losses of the Company, accordingly, basic and diluted net income (loss) per share has not been computed using the two class method.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Under the two-class method, net income (loss) attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income (loss) less current period convertible preferred stock non-cumulative dividends, between common stock and convertible preferred stock. In computing diluted net income (loss) attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding, including potential dilutive common shares assuming the dilutive effect of outstanding stock options using the treasury stock method.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$(627)	$476	$(5,058)	$(889)
Less: Undistributed earnings allocated to participating securities	—	(476)	—	—
Net income (loss) attributable to common stockholders	$(627)	$—	$(5,058)	$(889)

Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	21,054	4,785	10,305	4,687
Weighted-average effect of potentially dilutive shares:
Employee stock options	—	800	—	—
Convertible preferred stock warrants	—	52	—	—
Diluted	21,054	5,637	10,305	4,687
Net income (loss) per share attributable to common stockholders:
Basic	$(0.03)	$0.00	$(0.49)	$(0.19)
Diluted	$(0.03)	$0.00	$(0.49)	$(0.19)

The following equity shares were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of September 30,
	2013	2012
Convertible preferred stock	—	21,301
Employee stock options	1,792	—

12.  Related Party Transactions

During the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012, the Company recorded costs for a digital media property owner that was also an investor in the Company's Series D-1 convertible preferred stock, of $0.3 million, $0.2 million, $0.8 million, $0.5 million, respectively, associated with the acquisition of ad inventory. At September 30, 2013 and December 31, 2012, the Company had $0.3 million and $0.2 million, respectively for this related party included in accrued digital media property owner costs in the accompanying condensed consolidated financial statements. In addition, we have engaged Nielsen for a variety of media services including the provision and evaluation of data and analysis regarding marketing and demographic targets, television viewing behavior, online and Internet usage, ad view counts and TV/Internet share shift analysis. Mitchell Habib, a member of our board of directors, is the Chief Operating Officer of Nielsen. During the three months ended September 30, 2012 and the nine months ended September 30, 2013 and 2012, the Company made payments to Nielsen of $0.1 million, $0.3 million and $0.3 million, respectively. During the three months ended September 30, 2013, the Company did not make any payments to the vendor. At September 30, 2013 and December 31, 2012, the Company had no amounts due for the vendor. The Company believes that its transactions with related parties were carried out on an arm's-length basis on terms that are consistent with similar transactions with other vendors.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.   Segments

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
United States	$32,146	$24,849	$87,307	$67,800
International	4,011	1,161	9,782	3,475
Total revenue	$36,157	$26,010	$97,089	$71,275

The Company’s long-lived assets are primarily located in the United States and not allocated to any specific region. Therefore, geographic information is presented only for total revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2012 included in our Prospectus filed on August 7, 2013 with the SEC pursuant to Rule 424(b) under the Securities Act.

Forward Looking Information

This Quarterly Report on Form 10-Q including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 part I of this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The statements that are not purely historical fact are forward-looking statements and are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A of this Quarterly Report on Form 10Q. Furthermore, such forward-looking statements speak only as of the date of this report. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Unless expressly indicated or the context requires otherwise, the terms “YuMe,” “Company,” “we,” “us” and “our” in this document refer to YuMe, Inc., and, where appropriate, its wholly-owned subsidiaries.

Overview

We are a leading independent provider of digital video brand advertising solutions. Our proprietary technologies serve the specific needs of brand advertisers and enable them to find and target large, brand-receptive audiences across a wide range of Internet-connected devices and digital media properties. Our software is used by global digital media properties to monetize professionally-produced content and applications. We facilitate digital video advertising by dynamically matching relevant audiences available through our digital media property partners with appropriate advertising campaigns from our advertising customers. Our leadership, based on proprietary technologies, brand-specific advertising solutions, large software installed base and data assets is reflected in our wide audience reach, with over 278 million monthly unique viewers worldwide during September 2013, and our large advertising customer base that in the twelve months ended September 30, 2013 included 70 of the top 100 U.S. advertisers in 2012 as ranked by Advertising Age magazine, or the AdAge 100, such as American Express, AT&T, GlaxoSmithKline, Home Depot and McDonald's.

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

Over our eight-year operating history we have amassed a vast amount of data derived from our large software installed base of YuMe Audience-Aware Software Development Kits, or YuMe SDKs, that are embedded in online and mobile websites and entertainment applications residing on millions of personal computers, smartphones, tablets, Internet-connected TVs and other devices. This allows us to deliver television-like ads, enhanced and customized for each specific device type, and collect valuable advertisement viewership data. We estimate that we collected over 200 billion data points from ad impressions we delivered in 2012. As we grow our audience and advertiser footprint, we are able to collect even more data, which in turn enables us to improve the efficacy of our targeting models, further improving the utility of our solutions and driving additional adoption.

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

Recent Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued amended standards that provided explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance becomes effective on January 1, 2014; it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company is currently assessing the impact of this new guidance.

Results of Operations

The following tables set forth our results of operations for the periods presented as a percentage of revenue for those periods (certain items may not foot due to rounding). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Condensed Consolidated Statements of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	52.5	55.4	53.7	55.5
Gross margin	47.5	44.6	46.3	44.5
Operating expenses
Sales and marketing	32.5	28.2	33.8	31.4
Research and development	3.2	2.8	3.2	2.7
General and administrative	13.6	12.1	14.0	11.6
Total operating expenses	49.3	43.1	51.0	45.7
Income (loss) from operations	(1.7)	1.6	(4.7)	(1.1)
Income (loss) before income taxes	(1.6)	1.3	(5.0)	(1.3)
Net income (loss)	(1.7)%	1.8%	(5.2)%	(1.2)%

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in thousands)			($ in thousands)
Revenue	$36,157	$26,010	39.0%	$97,089	$71,275	36.2%

In the three months ended September 30, 2013, revenue increased $10.1 million, or 39.0%, compared to the three months ended September 30, 2012. The increase was primarily due to an increase in the number of advertising customers, many of which are located in international markets we have recently entered. We had 336 advertising customers with average revenue of $106,000 per advertising customer in the three months ended September 30, 2013 compared to 232 advertising customers with average revenue of $111,000 per advertising customer in the three months ended September 30, 2012. The decrease in average revenue per advertising customer was primarily the result of the increase in number of new advertising customers, particularly new international customers, which tend to start out deploying smaller digital video advertising budgets through our solutions. Other revenue increased to $0.7 million in the three months ended September 30, 2013 from $0.2 million in the three months ended September 30, 2012, primarily as a result of higher platform fees. Our top 20 advertising customers in the three months ended September 30, 2013 accounted for $17.8 million, or 49.1%, of our revenue, compared to $14.8 million, or 57.0% of our revenue in the three months ended September 30, 2012.

In the nine months ended September 30, 2013, revenue increased $25.8 million, or 36.2%, compared to the nine months ended September 30, 2012. The increase was primarily due to an increase in the number of advertising customers, and an increase in the average revenue per advertising customer. We had 479 advertising customers with average revenue of $198,000 per advertising customer in the nine months ended September 30, 2013 compared to 368 advertising customers with average revenue of $192,000 per advertising customer in the nine months ended September 30, 2012. The increase in average revenue per advertising customer was primarily the result of advertisers directing an increasing amount of their budgets to digital video advertising. Other revenue increased to $2.0 million in the nine months ended September 30, 2013 from $0.6 million in the nine months ended September 30, 2012, primarily as a result of higher platform fees. Our top 20 advertising customers in the nine months ended September 30, 2013 accounted for $44.7 million, or 46.1%, of our revenue, compared to $36.7 million, or 51.4% of our revenue in the nine months ended September 30, 2012.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in thousands)			($ in thousands)
Cost of revenue	$18,968	$14,402	31.7%	$52,179	$39,543	32.0%
Percentage of revenue	52.5%	55.4%		53.7%	55.5%

In the three months ended September 30, 2013, cost of revenue increased $4.6 million, or 31.7%, compared to the three months ended September 30, 2012. The increase was primarily attributable to an increase of $4.4 million in costs associated with an increase in traffic acquisition costs and ad delivery costs. Facilities expenses, including depreciation expense, increased $0.3 million, reflecting our increased investment in infrastructure. Cost of revenue decreased as a percentage of revenue in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily as a result of a decrease in traffic acquisition costs as a percentage of revenue.

In the nine months ended September 30, 2013, cost of revenue increased $12.6 million, or 32.0%, compared to the nine months ended September 30, 2012. The increase was primarily attributable to an increase of $11.2 million in costs associated with an increase in traffic acquisition costs and ad delivery costs. As a result of the growth in our business, we hired additional employees to support our ad operations department (including hires in India) and experienced an increase in salaries and related costs, including stock-based compensation, of $0.3 million. Facilities expenses, including depreciation expense, increased $1.1 million, reflecting our increased investment in infrastructure. Cost of revenue decreased as a percentage of revenue in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily as a result of a decrease in traffic acquisition costs as a percentage of revenue.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in thousands)			($ in thousands)
Sales and marketing	$11,735	$7,339	59.9%	$32,845	$22,399	46.6%
Percentage of revenue	32.5%	28.2%		33.8%	31.4%

In the three months ended September 30, 2013, sales and marketing expenses increased $4.4 million, or 59.9%, compared to the three months ended September 30, 2012. The increase was primarily attributable to an increase in employee-related expenses of $3.0 million as we expanded our sales organization, both domestically and internationally. As a result of our efforts to increase market awareness of our solutions, our general marketing expenses increased $0.7 million. Additionally, as a result of our increase in revenue and increase in sales and marketing employees, our commission expenses increased $0.4 million and recruiting expense increased $0.1 million. Facilities expenses, including depreciation expense, increased $0.2 million, reflecting our increased investment in infrastructure.

In the nine months ended September 30, 2013, sales and marketing expenses increased $10.4 million, or 46.6%, compared to the nine months ended September 30, 2012. The increase was primarily attributable to an increase in employee-related expenses of $6.2 million as we expanded our sales organization, both domestically and internationally. As a result of our efforts to increase market awareness of our solutions, our general marketing expenses increased $2.2 million. Additionally, as a result of our increase in revenue and increase in sales and marketing employees, our commission expenses increased $0.6 million and recruiting expense increased $0.4 million. Facilities expenses, including depreciation expense, increased $1.0 million, reflecting our increased investment in infrastructure.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in thousands)			($ in thousands)
Research and development	$1,165	$716	62.7%	$3,082	$1,891	63.0%
Percentage of revenue	3.2%	2.8%		3.2%	2.7%

In the three months ended September 30, 2013, research and development expenses increased $0.4 million, or 62.7%, compared to the three months ended September 30, 2012. The increase was attributable to an increase in employee-related expenses of $0.2 million, including stock-based compensation expense, as we further invested in our research and development capabilities in the United States and India. In addition, facilities expenses, including depreciation expense, increased $0.2 million, reflecting our increased investment in infrastructure.

In the nine months ended September 30, 2013, research and development expenses increased $1.2 million, or 63.0%, compared to the nine months ended September 30, 2012. The increase was attributable to an increase in employee-related expenses of $0.6 million, including stock-based compensation expense, as we further invested in our research and development capabilities in the United States and India. In addition, facilities expenses, including depreciation expense, increased $0.6 million, reflecting our increased investment in infrastructure.

General and Administrative

Our general and administrative expenses primarily consist of salaries, benefits and stock-based compensation for our executive, finance, legal, human resources and other administrative employees. In addition, general and administrative expenses include outside consulting, legal and accounting services, and facilities and other supporting overhead costs not allocated to other departments. We expect that our general and administrative expenses will increase on an absolute basis but not necessarily increase as a percentage of revenue in the near term, as we continue to expand our business and incur additional expenses associated with being a publicly traded company.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in thousands)			($ in thousands)
General and administrative	$4,918	$3,141	56.6%	$13,586	$8,237	64.9%
Percentage of revenue	13.6%	12.1%		14.0%	11.6%

In the three months ended September 30, 2013, general and administrative expenses increased $1.8 million, or 56.6%, compared to the three months ended September 30, 2012. The increase was attributable to an increase in employee-related expenses of $1.3 million, including stock-based compensation expense, as we continued to invest in accounting, finance, legal and management positions within the organization. In addition, there was an increase in outside services expense of $0.8 million as we invested in infrastructure to prepare for the growth of the business, both domestically and internationally. These increases were partially offset by a decrease in other general and administrative expenses of $0.4 million.

In the nine months ended September 30, 2013, general and administrative expenses increased $5.3 million, or 64.9%, compared to the nine months ended September 30, 2012. This increase was attributable to an increase in outside services expense of $4.0 million as we invested in infrastructure to prepare for the growth of the business, and our IPO. In addition, there was an increase in employee-related expenses of $2.7 million, including stock-based compensation expense, as we continued to invest in accounting, finance, legal and management positions within the organization. Furthermore, bad debt expense increased $0.3 million to provide for potential issues with collectability as we expand our customer base and indirect expenses related to our IPO increased $0.2 million. These increases were partially offset by a decrease in other general and administrative expenses of $1.3 million, as well as a $0.6 million decrease in acquisition earn out expenses relating to the Appealing Media acquisition in 2011.

Interest and Other Income (Expense)

Interest and other income (expense) consist primarily of the interest expense on our capital lease obligations and notes payable, interest income earned on our cash and cash equivalents, foreign exchange gains and losses, and prior to our IPO in August 2013, the revaluation of our outstanding convertible preferred stock warrants (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest expense	(9)	(31)	(41)	(96)
Transaction gain (loss) on foreign exchange	39	(18)	(123)	(29)
Other non-operating income (loss), net	35	(12)	(129)	(9)
Interest and other income (expense)	$65	$(61)	$(293)	$(134)

Prior to our IPO, the fair value of our preferred stock warrant liability was re-measured at the end of each reporting period and any changes in fair value were recognized in other non-operating income (loss), net. Upon the closing of our IPO in August 2013, the preferred stock warrants were automatically converted into warrants to purchase common stock in accordance with their terms, which resulted in a reclassification of the preferred stock warrant liability to additional paid-in capital. Upon reclassification of the preferred stock warrants, no further changes in fair value will be recognized.

In the three months ended September 30, 2013, we recognized $0.1 million of net interest and other income compared to $0.1 million of net interest and other expense in the three months ended September 30, 2012. Interest and other income (expense) in the three months ended September 30, 2013 includes the revaluation of outstanding convertible preferred stock warrants, net gains on foreign currency transactions related to our operations in India and Europe, and a decrease in interest expense as a result of principal payments on capital leases and notes payable.

In the nine months ended September 30, 2013, interest and other income (expense) increased $0.2 million compared to the nine months ended September 30, 2012. The increase includes higher losses on foreign currency transactions related to our operations in India and Europe, as well as the revaluation of outstanding convertible preferred stock warrants, partially offset by a decrease in interest expense as a result of principal payments on capital leases and notes payable.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income tax (expense) benefit	$(63)	$125	$(162)	$40

In the three months ended September 30, 2013, income tax (expense) benefit primarily related to taxes due in foreign jurisdictions. In the three months ended September 30, 2012 we recorded deferred tax assets for the United Kingdom in the amount of $0.1 million, resulting in a tax benefit.

In the nine months ended September 30, 2013, income tax (expense) benefit primarily related to taxes due in foreign jurisdictions. In the nine months ended September 30, 2012, we recorded deferred tax assets for the United Kingdom in the amount of $0.1 million, resulting in a tax benefit.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(627)	$476	$(5,058)	$(889)
Adjustments:
Interest expense	9	31	41	96
Income tax expense (benefit)	63	(125)	162	(40)
Depreciation and amortization expense	987	718	3,037	2,045
Stock-based compensation expense	1,172	514	2,508	1,538
Total Adjustments	2,231	1,138	5,748	3,639
Adjusted EBITDA	$1,604	$1,614	$690	$2,750

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

Liquidity and Capital Resources

Initial Public Offering

On August 12, 2013, we closed our IPO in which we issued and sold 5,125,000 shares of common stock resulting in net proceeds of $40.0 million, after deducting underwriting discounts and commissions of $3.2 million and offering expenses of $2.9 million, of which $0.1 million was unpaid as of September 30, 2013. Upon the closing of the IPO, all of our convertible preferred stock outstanding automatically converted into 21,840,537 shares of common stock, based on the shares of convertible preferred stock outstanding as of August 12, 2013. In addition, all outstanding warrants to purchase convertible preferred stock automatically converted into warrants to purchase 53,983 shares of common stock, and the preferred stock warrant liability of $0.4 million as of August 12, 2013 was reclassified to additional paid-in capital.

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2013	2012
Condensed Consolidated Statements of Cash Flows Data:	(in thousands)
Net cash provided by (used in) operating activities	$(1,920)	$5,676
Net cash used in investing activities	$(2,248)	$(831)
Net cash provided by financing activities	$39,760	$9,993

Operating Activities

As of September 30, 2013, we had cash and cash equivalents of $63.5 million and capital lease obligations of $0.5 million related to the purchase of property, equipment and software. Cash and cash equivalents consist of cash and money market funds. Cash held internationally as of September 30, 2013 was not material to our condensed consolidated balance sheet. We did not have any short- or long-term investments as of September 30, 2013.

We used $1.9 million of cash from operating activities during the nine months ended September 30, 2013, primarily resulting from our net loss of $5.1 million, offset by:

•	Depreciation and amortization of $3.0 million;
•	Stock-based compensation of $2.5 million; and
•	Bad debt expense of $0.3 million.

In addition, significant changes in our operating assets and liabilities resulted from the following:

•	An increase in prepaid expenses and other current assets of $1.3 million primarily due to the timing of payments for rent, insurance and other operating costs;
•	A decrease in accounts payable and accrued traffic acquisition costs of $4.1 million primarily relating to the timing of payments to vendors;
•	A decrease in accounts receivable of $0.3 million related to the timing of collections:
•	An increase in accrued liabilities of $2.4 million primarily relating to increases in sales commissions and bonuses;
•	A decrease in deferred revenue of $0.3 million due to timing of delivery of advertising campaigns; and
•	A decrease in deposits and other assets of $0.3 million primarily relating to a decrease in security deposits.

We generated $5.7 million of cash from operating activities during the nine months ended September 30, 2012, primarily resulting from our net loss of $0.9 million, offset by:

•	Depreciation and amortization of $2.0 million; and
•	Stock-based compensation of $1.5 million.

In addition, significant changes in our operating assets and liabilities resulted from the following:

•	A decrease in accounts receivable of $1.9 million due to a decrease in billings for advertising campaigns as well as timing of payments from these advertising customers;
•	A decrease in accounts payable of $1.6 million due to the timing of payments to vendors;
•	An increase in accrued liabilities and accrued traffic acquisition costs of $2.8 million primarily relating to the growth of our business;
•	An increase in deferred revenue of $0.4 million due to timing of delivery of advertising campaigns; and
•	An increase in prepaid expenses and other current assets of $0.3 million primarily due to the timing of payments for rent, insurance and other operating costs.

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

We used $2.2 million and $0.8 million of cash in investing activities during the nine months ended September 30, 2013 and 2012, respectively, to purchase property, equipment and software.

Financing Activities

Our financing activities have consisted primarily of net proceeds from the issuance of convertible preferred stock, notes payable with a bank and the issuance of common stock related to the exercise of stock options. In our IPO, which closed on August 12, 2013, we issued and sold 5,125,000 shares of common stock at a price of $9.00 per share. Net proceeds were approximately $40.0 million, after deducting underwriting discounts and commissions of $3.2 million and offering expenses of $2.9 million, of which $0.1 million was unpaid as of September 30, 2013.

We generated $39.8 million of cash from financing activities for the nine months ended September 30, 2013. We received $42.9 million of cash proceeds in connection with our IPO and $0.3 million of proceeds from the exercise of common stock options, partially offset by $2.8 million of payments made for costs related to our IPO and $0.6 million of repayments of borrowings under notes payable and capital leases.

We generated $10.0 million of cash from financing activities for the nine months ended September 30, 2012. We issued 7,612,087 shares of Series D-1 preferred stock for net proceeds of $10.0 million and we received $0.6 million from proceeds from the exercise of common stock options. This was offset by repayments of $0.6 million of borrowings under notes payable and capital leases.

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

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements for the first nine months of 2013 or 2012.

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

Our future minimum payments under these arrangements as of September 30, 2013 are as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating lease obligations	$3,978	$1,718	$2,260	$—	$—
Note payable	32	32	—	—	—
Capital lease obligations	556	508	48	—	—
Traffic acquisition costs and other purchase commitments	7,791	7,605	186	—	—
Total minimum payments	$12,357	$9,863	$2,494	$—	$—

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

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio's fair value is relatively insensitive to interest rate changes. During 2012 and in the nine months ended September 30, 2013, we determined that the nominal difference in basis points for investing our cash and cash equivalents in longer-term investments did not warrant a change in our investment strategy. We do not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. We do not enter into investments for trading or speculative purposes.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. A material weakness in our internal control over financial reporting existed as of December 31, 2012. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, detected and corrected on a timely basis. This material weakness arose due to a lack of technical accounting skills and a lack of adequate review processes and controls within our accounting and finance organization. As a result, there were a number of post-close and audit-related adjustments that were material to the financial statements. Although we have designed and implemented additional controls that we believe will remediate the material weakness, we are unable to conclude the material weakness has been remediated as of September 30, 2013, because many of the remedial actions we have taken are recent. Consequently, an insufficient amount of time has passed for us to verify that the additional remediation measures are operating effectively. Based on their evaluation at the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in our internal control over financial reporting described above.

Changes in Internal Control over Financial Reporting

We have taken steps to remediate the material weakness, including building a more experienced accounting and finance organization, and designing and implementing enhanced reconciliation, analysis and review procedures related to our accounting processes and controls. However, our efforts to remedy this material weakness may not prevent future material weaknesses or significant deficiencies in our internal control over financial reporting. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness which we expect to complete in conjunction with the completion of the 2013 year-end audit. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weakness expeditiously.

During the three months ended September 30, 2013, we changed our financial reporting system as part of our efforts to remediate the underlying causes of the material weakness. Except as otherwise described herein, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is subject to legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these matters will not have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

ITEM 1A.  RISK FACTORS

Investing in our common stock involves a high degree of risk. Before you invest in our common stock, you should carefully consider the following risks, as well as general economic and business risks, and all of the other information contained in this quarterly report on Form 10-Q. Any of the following risks could have a material adverse effect on our business, operating results and financial condition and cause the trading price of our common stock to decline. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations.

Risks Related to Our Business and Our Industry

We have incurred significant net losses, and we may not be profitable in the future.

We incurred net losses of $0.4 million, $11.1 million, $0.9 million and $5.1 million in 2010 and 2011 and for the nine months ended September 30, 2012 and 2013, respectively. We had net income of $6.3 million in 2012. We had an accumulated deficit of $27.1 million as of September 30, 2013. In past periods we have not generated sufficient revenue to offset operating expenses, which may occur in future periods as well. Although our revenue has increased substantially in recent periods, it is likely that we will not be able to maintain this rate of revenue growth as a result of a variety of factors, including increased competition and the maturation of our business, and we cannot assure you that our revenue will continue to grow or will not decline. We expect to invest heavily in our operations to support anticipated future growth; as a result, our operating expenses will increase substantially and to be profitable we will need to increase our revenue sufficiently to offset these higher expenses. You should not consider our historical revenue growth or operating expenses as indicative of our future performance. If our revenue growth rate declines or our operating expenses exceed expectations, our financial performance will be adversely affected. Further, if our future growth and operating performance fail to meet investor or analyst expectations, it could have a materially negative effect on our stock price.

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

We commenced operations in 2004 and, as a result, we have only a limited operating history upon which you can evaluate our business and prospects. Although we have experienced significant revenue growth in recent periods, it is likely that we will not be able to sustain this growth. Because the digital video advertising industry is relatively new, we will encounter risks and difficulties frequently encountered by early-stage companies in rapidly evolving industries, including the need to:

•	Maintain our reputation and build trust with advertisers and digital media property owners;
•	Offer competitive pricing to advertisers and digital media properties;
•	Maintain and expand our advertising inventory;
•	Deliver advertising results that are superior to those that advertisers or digital media property owners could achieve through the use of competing providers or technologies;
•	Continue to develop and upgrade the technologies that enable us to provide our solutions;
•	Respond to evolving government regulations relating to the Internet, telecommunications, mobile, privacy, marketing and advertising aspects of our business;
•	Identify, attract, retain and motivate qualified personnel; and
•	Manage expanding operations, including our international expansion.

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

Our operating results are difficult to predict, particularly because we generally do not have long-term arrangements with our customers, and have historically fluctuated. Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past operating results as an indication of our future performance. Factors that may affect our quarterly operating results include:

•	Seasonal patterns in advertising;
•	The addition and loss of new advertisers and digital media properties;
•	Our variable and unpredictable transaction-based sales cycle;
•	Changes in demand for our solutions;
•	Advertising budgets of our advertiser customers;
•	Advertiser cancellation of insertion orders;
•	Changes in the amount, price and quality of available advertising inventory from digital media properties;
•	The timing and amount of sales and marketing expenses incurred to attract new advertisers and digital media properties;
•	Changes in the economic prospects of advertisers or the economy generally, which could alter advertisers' spending priorities, or could increase the time it takes us to close sales with advertisers;
•	Changes in our pricing policies or the pricing policies of our competitors, and changes in the pricing of digital video advertising generally;
•

Changes in governmental regulation of the Internet, wireless networks, mobile platforms, digital video brand or mobile advertising, or the collection, use, processing or disclosure of device or user data;

•	Costs necessary to improve and maintain our technologies;
•	Timing differences between our payments to digital media property owners for advertising inventory and our collection of advertising revenue related to that inventory; and
•	Costs related to acquisitions of other businesses.

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

Brand advertisers represented by an advertising agency within the Omnicom Media Group Holdings Inc., or OMG, corporate structure, accounted for more than 10% of our revenue in 2011, 2012 and the three and nine months ended September 30, 2013. A significant reduction for any reason in our revenue from digital advertising purchased by OMG or one or more brand advertisers that it represents would materially harm our financial condition and results of operations.

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

The digital video advertising market is highly competitive, with many companies providing competing solutions. We compete with Hulu and Google (YouTube and DoubleClick) as well as many ad exchanges, demand side advertiser platforms and ad networks. Many of our competitors are significantly larger than we are and have more capital to invest in their businesses. We also face competition from direct response advertisers who also seek to target brands. They, or other companies that offer competing digital video brand advertising solutions, may establish or strengthen cooperative relationships with their digital media property partners and brand advertisers or other parties, thereby limiting our ability to promote our solutions and generate revenue. Competitors could also seek to gain market share from us by reducing the prices they charge to advertisers, introducing products and solutions that are the same or similar to ours, or introducing new technology tools for advertisers and digital media properties. Moreover, increased competition for video advertising inventory from digital media properties could result in an increase in the portion of advertiser revenue that we must pay to digital media property owners to acquire that advertising inventory.

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

Digital video advertising is an emerging market. Advertisers have historically spent a smaller portion of their advertising budgets on digital advertising than on traditional advertising methods, such as television, newspapers, radio and billboards, and spending on digital advertising has historically been primarily for performance-based advertising, or relatively simple display advertising such as banner ads on websites. Advertiser spending in the emerging digital video advertising market is uncertain. Many advertisers still have limited experience with digital video advertising and may continue to devote larger portions of their limited advertising budgets to more traditional offline or online performance-based advertising, instead of shifting resources to digital video advertising. In addition, our current and potential future customers may ultimately find digital video advertising to be less effective than traditional advertising media or marketing methods or other technologies for promoting their products and solutions, and they may reduce their spending on digital video advertising as a result. If the market for digital video advertising deteriorates, or develops more slowly than we expect, or brand advertisers may prefer traditional TV advertising over our solutions, we may not be able to increase our revenue and our business would suffer.

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

Other risks associated with our international operations include:

•

The difficulty of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations, particularly labor, environmental, data privacy and other laws and regulations that govern our operations in those countries;

•	The challenge of managing a development team in geographically disparate locations;
•	Potential customer perceptions about receiving ad operations support services from Chennai, India, where our ad operations team is based;
•	Legal uncertainties regarding foreign taxes, tariffs, quotas, export controls, export licenses, import controls and other trade barriers;
•	Economic and political instability and high levels of wage inflation;

•	Changes or volatility in currency exchange rates;
•	Potentially adverse tax consequences;
•	Legal requirements for transfer, processing and use of data generated through our operations in foreign countries;
•	Weaker intellectual property protection in some countries; and
•	Difficulties and costs in recruiting and retaining talented and capable individuals in foreign countries.

Any of these factors could harm our international operations and businesses and impair our ability to continue expanding into international markets.

Expanding our international operations subjects us to new challenges and risks.

We expect to expand our international operations by opening offices in new countries and regions. For example, we expanded into the United Kingdom with the acquisition of Appealing Media in the second half of 2011, launched operations in Canada, France and Spain in 2012 and in the Nordic region and Germany in 2013. However, we have a limited sales operations history as a company outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the challenges of supporting a rapidly growing business in an environment of multiple cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Expanding internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:

•	Establishing and maintaining effective controls at foreign locations and the associated increased costs;
•

Providing digital video advertising solutions among different cultures, including potentially modifying our solutions and features to ensure that we deliver ads that are culturally relevant in different countries;

•	Variations in traffic access costs and margins, region by region;
•	Increased competition from local providers of digital video advertising solutions;
•	Longer sales or collection cycles in some countries;
•	Credit risk and higher levels of payment fraud;
•	Compliance with anti-bribery laws, such as the Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act;
•	Compliance with foreign data privacy frameworks, such as the EU Data Privacy Directive;
•	Currency exchange rate fluctuations;
•	Foreign exchange controls that might prevent us from repatriating cash earned outside the United States;
•	Economic instability in some countries, particularly those in Europe where we have recently expanded;
•	Political instability;
•

Compliance with the laws of numerous taxing jurisdictions where we conduct business, potential double taxation of our international earnings and potentially adverse tax consequences due to changes in applicable U.S. and foreign tax laws;

•	The complexity and potential adverse consequences of U.S. tax laws as they relate to our international operations; and
•	Overall higher costs of doing business internationally.

Further expansion of our international operations may require significant management attention and financial resources and may place burdens on our management, administrative, operational and financial infrastructure. Additionally, in most instances digital media properties can change the terms and supply of ad inventory they make available to us at any time and if digital media properties increase the cost and/or reduce the supply of inventory available to us in international markets, our growth forecasts in these markets may suffer. Further, if our revenue from our international operations, and particularly from our operations in the countries and regions on which we have focused our spending, do not exceed the expense of establishing and maintaining these operations, our business and operating results will suffer.

We depend on the proliferation of digital video advertisements and anything that prevents this proliferation, including the possibility to opt out of services and functionality, will negatively impact our business model.

The success of our business model depends on our ability to deliver digital video advertisements to consumers on a wide variety of Internet-connected devices. We believe that digital video advertising is most successful when targeted primarily through analysis of data. This data might include a device's location or data collected when device users view an ad or video or when they click on or otherwise engage with an ad, or it could include demographic or other data about users' interests or activities that is licensed in or acquired from third parties. Users may elect not to allow data sharing for targeted advertising for many reasons, such as privacy concerns, or to avoid usage charges based on the amount or type of data consumed on the device. Users may opt out of interest-based advertising by YuMe through the opt-out feature on YuMe's website or the Network Advertising Initiative's consumer choices website. In addition, Internet-connected devices and operating systems controlled by third parties increasingly contain features that allow device users to disable functionality that allows for the delivery of ads on their devices. Device and browser manufacturers may include or expand these features as part of their standard device specifications. For example, Apple recently announced that UDID, a standard device identifier used in some applications, was being superseded and would no longer be supported. As a result, application developers were required to update their apps to utilize alternative device identifiers such as universally unique identifier, or, more recently, identifier-for-Advertising, which simplify the process for Apple users to opt out of behavioral targeting. In addition, many advertising companies may participate in self-regulatory programs, such as the Network Advertising Initiative, through which they agree to offer users the ability to opt out of behavioral advertising. If users elect to utilize the opt-out mechanisms in greater numbers, our ability to deliver effective advertising campaigns on behalf of our advertisers would suffer, which could hurt our ability to generate revenue and become profitable.

Our business depends on our ability to collect and use data to deliver ads, and to disclose data relating to the performance of our ads, and any limitation on these practices could significantly diminish the value of our solutions and cause us to lose customers and revenue.

When we deliver an ad to an Internet-connected device, we are able to collect information about the placement of the ad and the interaction of the device user with the ad, such as whether the user visited a landing page or watched a video. We are also able to collect information about the user's IP address, device, mobile location and some demographic characteristics. We may also contract with one or more third parties to obtain additional anonymous information about the device user who is viewing a particular ad, including information about the user's interests. As we collect and aggregate this data provided by billions of ad impressions, we analyze it in order to optimize the placement and scheduling of ads across the advertising inventory provided to us by digital media properties.

Although the data we collect does not enable us to determine the actual identity of any individual, our customers or end users might decide not to allow us to collect some or all of the data or might limit our use of it. For example, a digital media property might not agree to provide us with data generated by interactions with the content on its apps, or device users might not consent to share their information about device usage. Additionally, we collect substantially more data from digital media properties using our YuMe SDKs instead of industry standard technologies such as IAB's Video Ad Serving Template, or VAST. If more digital media property owners choose to use VAST or other industry standard technologies rather than our proprietary YuMe SDKs, our ability to collect valuable data may be impaired, negatively affecting our business and revenue. Any limitation on our ability to collect data about user behavior and interaction with content could make it more difficult for us to deliver effective digital video advertising programs that meet the demands of our customers. This in turn could harm our revenue and impair our business.

Although our contracts with advertisers generally permit us to aggregate data from advertising campaigns, sometimes an advertiser declines to permit the use of this data, which limits the usefulness of the data that we collect. Furthermore, advertisers may request that we discontinue using data obtained from their campaigns that have already been aggregated with other advertisers' campaign data. It would be difficult, if not impossible, to comply with these requests, and complying with these kinds of requests could cause us to spend significant amounts of resources. Interruptions, failures or defects in our data collection, mining, analysis and storage systems, as well as privacy concerns and regulatory restrictions regarding the collection, use and processing of data, could also limit our ability to aggregate and analyze the data from our customers' advertising campaigns. If that happens, we may not be able to optimize the placement of advertising for the benefit of our advertising customers, which could make our solutions less valuable, and, as a result, we may lose customers and our revenue may decline.

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

The regulatory framework for privacy issues is evolving worldwide, and various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices, including some directed at the digital advertising industry in particular. It is possible that new laws and regulations will be adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that would affect our business, particularly with regard to collection or use of data to target ads and communication with consumers. The U.S. government, including the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for greater regulation of the collection of consumer information, including regulation aimed at restricting some targeted advertising practices. The Federal Trade Commission has also adopted revisions to the Children's Online Privacy Protection Act that expand liability for the collection of information by operators of websites and other electronic solutions that are directed to children. In addition, the European Union has adopted the Data Protection Directive and the Privacy and Electronics Communications Directive and is in the process of proposing reforms to its existing data protection legal framework, which may result in a greater compliance burden for us in the course of delivering ads in Europe. Complying with any new regulatory requirements could force us to incur substantial costs or require us to change our business practices in a manner that could reduce our revenue or compromise our ability to effectively pursue our growth strategy.

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

We depend on digital media properties for advertising inventory to deliver our advertising customers' advertising campaigns, and any decline in the supply of advertising inventory from these digital media properties could hurt our business.

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

Our business model depends on the continued proliferation of the Internet, computers and Internet-connected devices, such as smartphones, tablets and Internet-connected TVs, as well as the increased consumption of digital media content on the Internet through those devices resulting in increased audience fragmentation. However, consumer usage of these Internet-connected devices and resulting audience fragmentation may be inhibited for a number of reasons, such as:

•	Inadequate network infrastructure to support advanced features;
•	Users' concerns about the security of these devices and the privacy of their information;
•	Inconsistent quality of cellular or wireless connections;
•	Unavailability of cost-effective, high-speed Internet service;
•	Changes in network carrier pricing plans that charge device users based on the amount of data consumed; and
•	Government regulation of the Internet, telecommunications industry, mobile platforms and related infrastructure.

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

Digital advertising is shifting, in part, to programmatic buying and real-time bidding (“RTB”) systems. Programmatic buying contemplates the automated purchase of digital advertising inventory. RTB is the real-time purchase and sale of advertising inventory on an impression-by-impression basis on advertising exchanges. Programmatic buying and RTB are emerging and growing trends in the buying and selling of digital advertising inventory. The recognition by advertisers that an increased use of programmatic buying and RTB systems may constitute an effective way to achieve their campaign goals and cost savings, and the recognition by digital media property owners they may achieve greater returns from an increased use of programmatic buying and RTB systems may result in a challenge to our traditional pricing model. There can be no assurance that such trends, or the acceleration of such trends, will not erode our revenue or that our advertising customers or our network of digital media property owners will embrace our programmatic solutions.

We may be unable to deliver advertising in a context that is appropriate for digital advertising campaigns, which could harm our reputation and cause our business to suffer.

It is very important to advertisers that their brand advertisements not be placed in or near content that is unlawful or would be deemed offensive or inappropriate by their customers. Unlike advertising on television, where the context in which an advertiser's ad will appear is highly predictable and controlled, digital media content is more unpredictable, and we cannot guarantee that digital video advertisements will appear in a context that is appropriate for the brand. If we are not successful in delivering context appropriate digital video advertising campaigns for advertisers, our reputation will suffer and our ability to attract potential advertisers and retain and expand business with existing advertisers could be harmed, or our customers may seek to avoid payment or demand future credits for inappropriately placed advertisements, any of which could harm our business, financial condition and operating results.

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

It is critical that we deliver successful digital video advertising campaigns on behalf of our advertisers. Factors that may adversely affect our ability to deliver successful digital video advertising campaigns include:

•

Inability to accurately process data and extract meaningful insights and trends, such as the failure of our Audience Amplifier to accurately process data to place ads effectively at digital media properties;

•	Faulty or out-of-date algorithms that fail to properly process data or result in inability to capture brand-receptive audiences at scale;
•	Technical or infrastructure problems causing digital video not to function, display properly or be placed next to inappropriate context; and
•	Unavailability of standard digital video audience ratings and brand receptivity measurements for brand advertisers to effectively measure the success of their campaigns.

Our ability to deliver successful advertising campaigns also depends on the continuing and uninterrupted performance of our own internal systems, which we utilize to place ads, monitor the performance of advertising campaigns and manage our advertising inventory. Our revenue depends on the technological ability of our solutions to deliver ads and measure them. Sustained or repeated system failures that interrupt our ability to provide solutions to customers, including technological failures affecting our ability to deliver ads quickly and accurately and to collect and process data in connection with these ads, could significantly reduce the attractiveness of our solutions to advertisers and reduce our revenue. Our systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious human acts and natural disasters. In addition, any steps we take to increase the reliability and redundancy of our systems may be expensive and may not be successful in preventing system failures. Also, advertisers may perceive any technical disruption or failure in ad performance on digital media properties' platforms to be attributable to us, and our reputation could similarly suffer, or advertisers may seek to avoid payment or demand future credits for disruptions or failures, any of which could harm our business and results of operations. If we are unable to deliver successful advertising campaigns, our ability to attract potential advertisers and retain and expand business with existing advertisers could be harmed and our business, financial condition and operating results could be adversely affected.

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

Attracting new advertisers and digital media properties requires substantial time and expense, and we may not be successful in establishing new relationships or in maintaining or advancing our current relationships. For example, it may be difficult to identify, engage and market to potential advertisers who do not currently spend on digital video advertising or are unfamiliar with our current solutions. Furthermore, many of our customers' purchasing and design decisions typically require input from multiple internal constituencies, including those units historically responsible for a larger TV brand campaign. As a result, we must identify those persons involved in the purchasing decision and devote a sufficient amount of time to presenting our solutions to each of those persons.

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

We offer our solutions to advertisers based principally on a fixed-rate pricing model under which the fee is based on the number of times the ad is shown, known as an impression, without regard to immediate performance. Alternative pricing models, such as cost-per-click, cost-per-action and cost-per-engagement, have proliferated in the marketplace and may make it more difficult for us to convince advertisers that our pricing model is superior. We do not employ pricing models under which advertisers pay only if some specific viewer action is taken, for instance, clicking through to a website or installing a mobile application. Our ability to generate significant revenue from advertisers will depend, in part, on the advertisers' belief in the brand uplift and recall value proposition of digital video advertising compared to either traditional TV advertising or performance-based advertising and pricing models. In addition, it is possible that new pricing models that are not compatible with our business model may be developed and gain widespread acceptance. If advertisers do not understand or accept the benefits of our pricing model, then the market for our solutions may decline or develop more slowly than we expect, limiting our ability to grow our revenue and profits.

Our business may be adversely affected if we encounter difficulties in implementing an enterprise resource planning system.

We are in the process of completing the implementation of an enterprise resource planning (“ERP”) system for our company. The ERP system is intended to combine and streamline the management of our financial, accounting, human resources, sales and marketing and other functions, enabling us to manage operations and track performance more effectively. However, the ERP system requires us to complete many processes and procedures for the effective use of this system or to run our business using this system, which may result in substantial costs. Additionally, during the conversion process, we may be limited in our ability to convert any business that we acquire to the ERP. Until we have completed the implementation and have experience with its operation, the implementation poses a risk to our disclosure controls, internal control over financial reporting and business operations. Any disruptions or difficulties in implementing this system could adversely affect our controls and harm our business, including our ability to forecast or make sales and collect our receivables. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention.

Failure to manage growth properly could seriously harm our business.

We have experienced, and may continue to experience, significant growth in our business. If we do not effectively manage our growth, the quality of our solutions may suffer, which could negatively affect our reputation and demand for our solutions. Our growth has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational and financial resources and our infrastructure. Our future success will depend, in part, upon the ability of our senior management to manage growth effectively. Among other things, this will require us to:

•	Implement additional management information systems;
•	Further develop our operating, administrative, legal, financial and accounting systems and controls;
•	Hire additional personnel;
•	Develop additional levels of management within our company;
•	Locate additional office space;
•	Maintain and improve coordination among our engineering, product, operations, legal, finance, sales, marketing and customer service and support organizations; and
•	Manage our expanding international operations.

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

Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. For example, a significant natural disaster, such as a tornado, earthquake, fire or flood, could have a material adverse effect on our business, results of operations and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our corporate offices and one of our data centers are located in California, a region known for earthquakes and one of our data centers is located in New Jersey, a region susceptible to hurricane activity. Our development and ad operations work is located in Chennai, India, a region susceptible to tsunamis and typhoons. In addition, acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could cause disruptions in our or our advertisers' businesses or the economy as a whole. Our servers may also be vulnerable to computer viruses, break-ins, denial-of-service attacks and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting California, New Jersey or Chennai, India. As we rely heavily on our data centers, computer and communications systems and the Internet to conduct our business and provide high-quality customer service, such disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt our advertisers' businesses, which could have a material adverse effect on our business, results of operations and financial condition.

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

Acquisitions or investments may be unsuccessful and may divert our management's attention and consume significant resources.

A part of our growth strategy is to pursue additional acquisitions or investments in other businesses or individual technologies where the acquisition fits within our strategic goals and we could complete it at an attractive valuation. Any acquisition or investment may require us to use significant amounts of cash, issue potentially dilutive equity securities or incur debt. In addition, acquisitions involve many risks, any of which could harm our business, including:

•

Difficulties in integrating the operations, technologies, solutions and personnel of acquired businesses, especially if those businesses operate outside of our core competency of delivering digital video advertising;

•	Cultural challenges associated with integrating employees from the acquired company into our organization;
•	Ineffectiveness or incompatibility of acquired technologies or solutions;
•	Potential loss of key employees of acquired businesses;
•	Inability to maintain the key business relationships and the reputations of acquired businesses;
•	Diversion of management's attention from other business concerns;
•	Litigation for activities of the acquired company, including claims from terminated employees, customers, former stockholders or other third parties;
•

In the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;

•	Costs necessary to establish and maintain effective internal controls for acquired businesses;
•	Failure to successfully further develop the acquired technologies in order to recoup our investment; and
•	Increased fixed costs.

Activities of our advertising customers and digital media properties with which we do business could damage our reputation or give rise to legal claims against us.

We do not monitor or have the ability to control whether our advertising customers' advertising of their products and solutions complies with federal, state, local and foreign laws. Failure of our advertising customers to comply with federal, state, local or foreign laws or our policies could damage our reputation and expose us to liability under these laws. We may also be liable to third parties for content in the ads we deliver if the content involved violates copyrights, trademarks or other intellectual property rights of third parties or if the content is defamatory, unfair and deceptive, or otherwise in violation of applicable laws. A third party or regulatory authority may file a claim against us even if our advertising customer has represented that its ads are lawful and that they have the right to use any copyrights, trademarks or other intellectual property included in an ad. Any of these claims could be costly and time-consuming to defend and could also hurt our reputation within the advertising industry. Further, if we are exposed to legal liability, we could be required to pay substantial fines or penalties, redesign our business methods, discontinue some of our solutions or otherwise expend significant resources. Similarly, we do not monitor or have the ability to control whether digital media property owners with which we do business are in compliance with applicable laws and regulations, or intellectual property rights of others, and their failure to do so could expose us to legal liability.

Our software could be susceptible to errors, defects, or unintended performance problems that could result in loss of reputation, lost inventory or liability.

We develop and offer complex software that is embedded by digital media properties in devices, video technologies, software and operating systems. Complex software often contains defects, particularly when first introduced or when new versions are released. Determining whether our software has defects may occur after versions are released into the market and distributed to digital media properties. Defects, errors or unintended performance problems with our software could unintentionally jeopardize the performance of digital media properties' products. This could result in injury to our reputation, loss of revenue, diversion of development and technical resources, increased insurance costs and increased warranty costs. If our software contains any undetected defects, errors or unintended performance problems, digital media properties may refuse to embed our software into their products and we may be unable to collect data or acquire advertising inventory from digital media properties. These defects, errors and unintended performance problems could also result in product liability or warranty claims. Although we attempt to reduce the risk of losses resulting from these claims through warranty disclaimers and limitation of liability clauses in our agreements, these contractual provisions may not be enforceable in every instance. Furthermore, although we maintain errors and omissions insurance, this insurance may not adequately cover these claims. If a court refused to enforce the liability-limiting provisions of our contracts for any reason, or if liabilities arose that were not contractually limited or adequately covered by insurance, our business could be materially harmed.

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

In the United States, we have five patents issued and 18 patent applications pending. We also have 12 foreign patent applications pending. There can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, or that these patents will not be challenged by third parties or found to be invalid or unenforceable. We have five registered trademarks in the United States, six registered trademarks in foreign jurisdictions and are also pursuing the registration of additional trademarks and service marks in the United States and in locations outside the United States. Effective trade secret, copyright, trademark and patent protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming.

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

We could incur substantial costs and disruption to our business as a result of any claim of infringement of another party's intellectual property rights, which could harm our business and operating results.

In recent years, there has been significant litigation in the United States over patents and other intellectual property rights. From time to time, we face allegations that we or customers who use our products have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including allegations made by our competitors or by non-practicing entities. We cannot predict whether assertions of third party intellectual property rights or claims arising from these assertions will substantially harm our business and operating results. If we are forced to defend any infringement claims, whether they are with or without merit or are ultimately determined in our favor, we may face costly litigation and diversion of technical and management personnel. Some of our competitors have substantially greater resources than we do and are able to sustain the cost of complex intellectual property litigation to a greater extent and for longer periods of time than we could. Furthermore, an adverse outcome of a dispute may require us: to pay damages, potentially including treble damages and attorneys' fees, if we are found to have willfully infringed a party's patent or other intellectual property rights; to cease making, licensing or using products that are alleged to incorporate or make use of the intellectual property of others; to expend additional development resources to redesign our products; and to enter into potentially unfavorable royalty or license agreements in order to obtain the rights to use necessary technologies. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. In any event, we may need to license intellectual property which would require us to pay royalties or make one-time payments. Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, the time and resources necessary to resolve them could harm our business, operating results, financial condition and reputation.

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

We may in the future discover areas of our internal controls that need improvement. Our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

We are an "emerging growth company" and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act (the” JOBS Act”). As an emerging growth company we are not required to obtain auditor attestation of our reporting on internal control over financial reporting, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are not required to hold nonbinding advisory votes on executive compensation. We cannot predict whether investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain an emerging growth company until the earliest of: the end of the fiscal year in which the market value of the shares of our common stock held by non-affiliates exceeds $700 million as of June 30, the end of the fiscal year in which we have total annual gross revenue of $1.0 billion, the date on which we issue more than $1.0 billion in non-convertible debt in a three-year period, or August 2018.

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

Our stock price is likely to be volatile. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•	Actual or anticipated variations in quarterly operating results;
•	Changes in financial estimates by us or by any securities analysts who might cover our stock;
•	Conditions or trends in our industry;
•	Stock market price and volume fluctuations of other publicly traded companies and, in particular, those that operate in the advertising, Internet or media industries;
•	Announcements by us or our competitors of new product or service offerings, significant acquisitions, strategic partnerships or divestitures;
•	Announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•	Capital commitments;
•	Additions or departures of key personnel; and
•	Sales of our common stock, including sales by our directors and officers or specific stockholders.

In addition, in the past, stockholders have initiated class action lawsuits against technology companies following periods of volatility in the market prices of these companies' stock. If litigation is instituted against us, we could incur substantial costs and divert management's attention and resources.

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

From January 1, 2013 through September 30, 2013, we issued and sold to employees and non-employees an aggregate of 190,900 shares of common stock upon the exercise of options under the 2004 Plan at exercise prices ranging from $0.48 to $8.46 per share, for an aggregate exercise price of approximately $0.4 million.

These offers and sales were deemed exempt from registration under the Securities Act as offers and sale of securities pursuant to compensatory benefit plans and contracts relating to compensation in compliance with Rule 701 promulgated under the Securities Act.

b)	Use of Proceeds from Public Offering of Common Stock

There have been no material changes in our use of the proceeds from our initial public offering in August 2013.

c)	Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS**	XBRL Instance Document

101 SCH**	XBRL Taxonomy Extension Schema

101 CAL**	XBRL Taxonomy Extension Calculation

101 DEF**	XBRL Taxonomy Extension Definition

101 LAB**	XBRL Taxonomy Extension Labels

101 PRE**	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**

As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of YuMe, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YuMe, Inc.

/s/ Tim Laehy

Tim Laehy Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

Date: November 13, 2013

INDEX TO EXHIBITS

Exhibit	Description of Exhibit
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS**	XBRL Instance Document

101 SCH**	XBRL Taxonomy Extension Schema

101 CAL**	XBRL Taxonomy Extension Calculation

101 DEF**	XBRL Taxonomy Extension Definition

101 LAB**	XBRL Taxonomy Extension Labels

101 PRE**	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**

As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of YuMe, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.