Form 10-K
period 2013-12-31
YuMe Inc
filed 2014-03-27
CIK 1415624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-36039

YuMe, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-0111478
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1204 Middlefield Road, Redwood City, CA	94063
(Address of Principal Executive Offices)	(Zip Code)

(650) 591-9400

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     Yes   No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).    Yes  ☒ No  

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on August 7, 2013, based on the closing price of $9.00 for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $129,878,154. The Registrant has elected to use August 7, 2013 as the calculation date, which was the initial trading date of the Registrant’s common stock on the New York Stock Exchange, because on June 30, 2013 (the last business day of the Registrant’s second fiscal quarter), the Registrant was a privately-held company. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded from that calculation because such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2014, there were 32,321,236 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

NOTE REGARDING FORWARD-LOOKNG STATEMENTS

This Annual Report on Form 10-K (this "Annual Report") contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1: “Business,” Part I, Item 1A: “Risk Factors,” and Part II, Item 7: “Management's Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate," "believe," "estimate," "predict," "project," "potential," "continue" and "ongoing," or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include, for example, statements about:

• Our growth strategy, including but not limited to employee hiring, global expansion and technological development;

• Anticipated trends and challenges in our industry, including but not limited to the increasing quantity, variety and fragmentation of digital video content, platforms, distribution channels and technologies;

• The expansion of the digital media advertising market in general and the digital video advertising market in particular;

• Our operating results, including revenue, cost of revenue, expenses and liquidity;

• Our competition;

• Market trends, including overall opportunities for digital media advertising and shifting advertising budgets;

• The ongoing improvement and refinement of our data-science capabilities;

• Developments in the regulatory framework applicable to our business; and

• Our intellectual property and proprietary technologies.

You should refer to Part I, Item 1A: "Risk Factors" of this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

You should read this Annual Report, and the documents that we reference in this Annual Report and have filed as exhibits to the Annual Report, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Unless expressly indicated or the context requires otherwise, the terms “YuMe,” “Registrant,” “Company,” “we,” “us” and “our” in this document refer to YuMe, Inc., and, where appropriate, its wholly-owned subsidiaries.

YuMe, Inc.

FORM 10-K

GLOSSARY

To assist you in reading this Annual Report, we have provided definitions of some of the terms and acronyms that we use:

"Advertising campaign"—the process by which we deliver a brand advertiser's digital video advertisements to audiences available through digital media properties, in order to fulfill ad insertion orders submitted to us by advertising customers.

"Audience Amplifier"—Our machine-learning tool that uses correlative data models to find audiences that YuMe expects to be receptive to specific brand messages, based on data collected from the YuMe SDKs.

"Brand advertising"—Advertising that features a particular company, product or service in a manner intended to establish long-term, positive attitudes toward it.

"Brand attitudes"—A measure of a person's positivity or negativity towards a brand.

"Brand awareness"—The extent to which a brand is recognized by potential customers and correctly associated with a particular product.

"Brand favorability"—The number of people who view the brand positively.

"Brand preference"—A measure of brand loyalty in which a consumer will choose a particular brand in presence of competing brands.

"Brand recall"—A measure of advertising effectiveness in which a sample of respondents are exposed to an ad and at a later time are asked if they recall the brand that sponsored an ad.

"CPM"—Cost per thousand impressions, a measure by which ad placements may be priced for advertisers on a digital media property. An impression is the exposure of the content to a viewer.

"Direct response advertising"—Advertising that is designed to induce some specific action, such as search engine marketing, click-through banners, newspaper classifieds and coupons.

“Frequency”—A measure of how many times a consumer within a target audience is exposed to a specific advertisement.

"Lift"—The percentage improvement in a tested metric.

"Message recall"—A measure of advertising effectiveness in which a sample of respondents are exposed to an ad and at a later time are asked if they recall the primary message of an ad.

"PQI"—YuMe's Placement Quality Index, our contextual scoring system that assesses the quality of ad placements in order to optimize placements for brand results. PQI algorithms dynamically score advertising inventory based on prior calculations of brand related results and current campaign measures such as video completion rate, player size, player location, content relevancy and campaign objectives.

"Purchase intent"—The likelihood that a person intends to buy a product in a given period of time.

"Reach"—The number of individuals or households that are exposed to an ad in a given period of time.

"Unique viewers"—When used in reference to YuMe, unique viewers means a measure of the number of individual devices through which a particular piece of video content was viewed online, on mobile, or through other Internet-connected device platforms over a period of time, typically one month.

"YuMe SDKs"—YuMe's Audience Aware Software Development Kit, our proprietary software that digital media property owners embed in websites and applications residing on personal computers, smartphones, tablets, Internet-connected TVs and other devices, along with a related set of implementation tools. The data collected through YuMe SDKs feeds into our PQI and Audience Amplifier technologies to form the core of our data-science capabilities.

"YFP"—YuMe for Publishers, our comprehensive platform system for creating, managing, monetizing and measuring cross-platform digital video brand advertising inventory.

PART I

ITEM 1.           BUSINESS

Overview

We are a leading independent provider of digital video advertising solutions that are purpose-built for large brand advertisers, advertising agencies, and digital media properties. Through a sophisticated platform of proprietary embedded software, data science and machine learning algorithms, we deliver TV-scale video advertising campaigns to relevant, brand-receptive digital audiences. We aggregate these audiences across a wide range of Internet-connected devices by providing global digital media properties with software that monetizes their professionally produced content and applications with our advertising campaigns. Our industry leadership is reflected in our wide audience reach, large customer base, and scale in data derived from our large embedded software base.

For our advertising customers, we overcome the complexities of delivering digital video advertising campaigns in a highly fragmented environment where audiences use an increasing variety of Internet-connected devices to access thousands of online and mobile websites and applications. Our solutions deliver video advertising campaigns seamlessly across personal computers, smartphones, tablets, set-top boxes, game consoles, Internet-connected TVs and other devices. In addition, our platform optimizes campaign results to metrics that are relevant to brand advertisers, such as brand awareness, message recall, brand favorability and purchase intent.

For our global digital media property owners, we offer software that delivers digital video advertisements to their audiences. We access data from this software and we apply our data science capabilities to target those audiences that will be relevant to particular advertisers. In combination, these capabilities allow us to deliver ads to audiences that we expect to be receptive to specific brand messages, while driving better monetization for the digital media property owner.

We generate revenue by delivering digital video advertisements on Internet-connected devices. Our ads run when users choose to view video content on their devices. Advertising customers submit ad insertion orders to us and we fulfill those orders by delivering their digital video advertisements to audiences available through digital media properties, a process that we refer to as an advertising campaign. We are typically paid on a cost per thousand basis (“CPM”), of which we generally pay digital media properties a negotiated percentage. Our customers primarily consist of large global brands and their advertising agencies. In the twelve months ended December 31, 2013, our customers included 73 of the top 100 U.S. advertisers as ranked by Advertising Age magazine in 2012 (“the AdAge 100”), such as American Express, AT&T, GlaxoSmithKline, Home Depot and McDonald's.

The core of our business relies on our sophisticated platform that encompasses customized embedded software, advertising management, and data science capabilities. Our YuMe SDKs are embedded by our digital media property owners and collects dozens of data elements that we use for our advanced audience modeling algorithms that continuously improve our ability to optimize campaigns around key brand metrics. Our Placement Quality Index (“PQI”) inventory scoring system leverages YuMe SDK and other data sources through algorithms to assess the quality of ad placements and optimize placements to maximize brand advertising results. In addition, our Audience Amplifier machine-learning tool uses those brand results in its correlative data models to find audiences that we expect to be receptive to specific brand messages.

Over our nine-year operating history we have amassed a vast amount of data derived from our large software installed base of YuMe SDKs that are embedded in online and mobile websites and entertainment applications residing on millions of personal computers, smartphones, tablets, Internet-connected TVs and other devices. This allows us to deliver television-like ads, enhanced and customized for each specific device type, and collect valuable advertisement viewership data. We collect billions of data points each year from ad impressions we deliver. As we grow our audience and advertiser footprint, we are able to collect even more data, which in turn enables us to improve the efficacy of our targeting models, further improving the utility of our solutions and driving additional adoption.

Industry Background

Advertising divides into two broad categories: direct response and branding. Direct response advertising is designed to induce some specific action, while brand advertising is designed to establish a long-term, positive consumer attitude toward a company or its product or service without a specific call to action. While direct response advertisers measure campaign effectiveness against consumer response to an advertisement’s call to action, brand advertisers measure campaign effectiveness against metrics such as reach (how many consumers within the advertiser’s target audience were exposed to the advertisement) and frequency (how many times was the consumer within the target audience exposed to the advertisement). Brand advertisers may conduct post-campaign surveys with their target audience to measure how well a campaign increased brand-relevant metrics, such as brand awareness, message recall, brand favorability and purchase intent.

Currently, direct response campaigns, such as search engine marketing, click-through banners and digital coupons, account for the majority of digital advertising. Historically, brand advertisers have relied on television, print and other traditional media to promote their brands, and we believe that digital advertising remains underpenetrated by brand advertisers relative to traditional media. Increasingly, brand advertisers’ target audiences are spending less time watching traditional television and more time viewing video entertainment on Internet connected devices.

We expect television brand advertisers to follow their target audiences onto digital video and allocate more of their budgets to digital video advertising. As new solutions address the challenges advertisers face with deploying digital video brand campaigns in a fragmented ecosystem, we believe this market is poised to capture increasing amounts of TV advertising dollars.

The YuMe Solution

Our solutions are built for brand advertisers and professional digital media property owners that produce content and applications. We have built our software and data-science capabilities to deliver reliable campaign results for brand advertisers and monetization for digital media property owners. Our video ads run when users choose to view video content on their devices. We deliver television-like video advertisements, the vast majority of which are prominently displayed before the chosen video content is displayed. We deliver these ads to audiences across Internet-connected devices and platforms. With our data-science capabilities, including data collection and sophisticated analytics, our advertiser customers reach large-scale, brand-receptive audiences, and digital media property owners capture brand advertising revenue with their content and applications.

We have developed our solutions on three pillars: embed, learn and deliver. We embed our YuMe SDKs as part of online and mobile websites and applications residing on millions of personal computers, smartphones, tablets, Internet-connected TVs and other devices, yielding valuable data; we learn from that data to build our audience and contextual targeting models; and using our platform we deliver TV-scale campaigns to audiences that we expect to be receptive to specific brand messages.

We believe our comprehensive solutions have advantages that other solutions cannot offer. Our end-to-end solutions, including customized YuMe SDKs, first party data collection and data-science capabilities, a brand-centric video advertising platform and a consultative sales force, combine to make each component more valuable. Our PQI expands the digital brand advertising market by identifying digital media properties whose content and applications have not previously captured brand advertising campaigns, enabling them to optimize their inventory to deliver brand value.

Our solutions:

Aggregate large fragmented audiences – Through our embedded YuMe SDKs, we aggregate millions of digital video viewers on over 2,800 digital media properties, across personal computers, smartphones, tablets, Internet-connected TVs and other devices. The YuMe SDKs, which are customized for individual devices, allow us to deliver relevant and distinct video ad experiences to different devices and audiences, while simultaneously collecting device, content and audience-specific data on the brand performance of those ad placements.

Reach brand-receptive audiences at scale – Our Audience Amplifier tool applies machine-learning technology to first party data that we collect from the YuMe SDKs, in order to identify viewers within our aggregated audience who we expect to be receptive to specific brand messages. We refer to these viewers as brand-receptive audiences. We use characteristics of these audiences to identify additional viewers that may deliver similar or better brand receptivity.

Deliver targeted ads in valuable brand contexts – Our contextual targeting capabilities are designed to ensure that brand advertisements are delivered in the relevant context alongside high-quality content. At the core of our contextual targeting technology is our PQI, an extensible set of scoring and targeting algorithms that use data collected by our YuMe SDKs to optimize all aspects of video advertising.

Help digital media property owners capture brand dollars – Digital media property owners who use our YuMe for Publishers platform (“YFP”), get a comprehensive system for creating, managing, monetizing and measuring cross-platform digital video brand advertising inventory. Using YFP, digital media property owners monitor, in real-time, how their content is valued, how it performs for brand advertising buyers and how much revenue they have generated based on that performance.

Measure and optimize campaigns based on brand metrics – Our YuMe SDKs enable us to collect first party campaign data, such as player size and completion rate, and to survey viewers for information about factors such as message recall and brand favorability.

Deliver impactful device-specific ads – Our YuMe SDKs and video advertisements are customized for every digital device, so we can utilize specific characteristics of each device to deliver new and impactful video ads.

Augment TV advertising spend – When deployed as part of an integrated digital video and TV campaign, our solutions enable broader reach and better results than TV campaigns alone.

The YuMe Platform

The YuMe Platform is the set of products and technologies used to find brand-relevant audiences and deliver impactful advertisements. It is comprised of our core technologies as well as our products used by advertisers and digital media property owners.

Our Core Technologies

The YuMe Audience Aware Software Development Kits – The YuMe SDKs consist of software that is embedded by digital media property owners as part of websites and applications residing on personal computers, smartphones, tablets, Internet-connected TVs and other devices, along with a related set of implementation tools. Our YuMe SDKs solve the problem of addressing a fragmented audience as they are customized for each device type based on the specific hardware, software and viewing capabilities of the device. They enable delivery of video ads, customized interactive ads and rich experiences built on video, interactivity and web elements. Our YuMe SDKs collect relevant data needed to drive our advanced audience targeting and ad placement algorithms.

Key capabilities of our YuMe SDKs include:

•Broad support for multiple devices, as well as related operating systems, video players and plug-ins;

•Campaign performance surveys;

•Data about viewership, video placement, completion rate and other screen-level insights; and

•Delivery of a large selection of video ad units.

The data collected through our YuMe SDKs, including 30 or more variables per ad placement, feed into our PQI and Audience Amplifier technologies to form the core of our data-science capabilities.

The YuMe Placement Quality Index (PQI) – YuMe's PQI is an extensible set of scoring and targeting algorithms that use data collected by our YuMe SDKs to optimize video advertising, targeting and performance across digital media properties. The algorithms continually analyze data from the YuMe SDKs, such as viewership, video completion rate, player size, player location, content relevancy, and campaign objectives. Our PQI is easily extensible to include other measures as we determine their relevancy. First party data collected directly by YuMe, second party data, such as publisher registration data, and third party data, such as anonymized cookie-based data licensed from data providers, can be used together or separately to inform the PQI algorithms. Based on the results of PQI calculations, we deliver the right ad to the right audience at the right time.

A brand campaign may involve millions of ad impressions, formed with pairings of ad requests with brand ad objectives. The flexibility of our PQI algorithm allows us to respond to brand campaign objectives, such as addressing particular devices, websites or applications and targeting particular viewership characteristics. This enables our customers to reach targeted brand-receptive audiences for their campaigns.

As we collect more data, the quality of our PQI analyses improves. The results of our PQI analyses feed our Audience Amplifier tool, helping us improve our audience modeling methodologies and providing us with further audience targeting data, which we in turn use to improve our PQI analyses.

Audience Amplifier – Audience Amplifier is our data-driven audience measurement, modeling and segmentation engine that delivers relevant addressable audiences at scale. Audience Amplifier is a cross-platform predictive planning tool that finds addressable brand-receptive audiences across a large and highly fragmented ecosystem. While not cookie dependent, Audience Amplifier integrates the learning and data from among various sources including PQI, our YuMe SDKs, our opt-in audience surveys, and second and third party data to model the largest cross-platform brand-receptive audience that meets specific advertiser objectives. Our platform delivers PQI targeted ad campaigns, measures effectiveness based on data supplied by the YuMe SDKs and feeds that effectiveness data to Audience Amplifier, which in turn optimizes the audience targeting model for those campaigns. Audience Amplifier correlates campaign performance with PQI information to create additional audience models. The Audience Amplifier audience segments and models are then used post-campaign to improve YuMe's overall campaign planning and sales strategy. Advertisers benefit from this feedback loop by getting new audience models and more relevant information on the potential size and quality of audience they can reach, driving further adoption.

Our YFP Products

Our platform provides digital media properties with a scalable cross-platform monetization solution for their content and applications. We deliver our solutions through a cloud-based hosted platform, ensuring a high level of reliability, scalability and performance, with minimal upfront technology investments by our partners.

The YFP product line is a set of tools that digital media property owners use to manage their advertising inventory across screens, based on our core technologies. YFP is available in specific versions, on a tiered feature basis, through software as a service licensing, based on a digital media property owner's scale and needs. In some cases, digital media property owners use industry standard technology, such as the IAB's Video Ad Serving Template, to deliver advertisements and access our core technologies without licensing our YFP products.

Our Customers

Our customer base consists primarily of large brand advertisers and the advertising agencies that represent them. In the twelve months ended December 31, 2013, we had 580 customers, including 73 of the AdAge 100. Brand advertisers represented by an advertising agency within the Omnicom Media Group Holdings Inc. (“OMG”) corporate structure, accounted for more than 10% of our revenue in 2013, 2012 and 2011. To reach our advertising customers, we work closely with advertising agencies that build and manage advertiser strategies and tactics.

Sales and customer support are handled through a number of channels:

•Full-service sales team:  Our global sales team creates deep and consultative relationships with our brand and agency customers that result in highly iterative campaign planning.

•Ad specialists:  We also employ an overlay sales team that has specific and deep knowledge of particular industry and geographic or device verticals. Our full-service sales team often partners with ad specialists or groups of ad specialists to construct complex, multi-platform and multi-objective ad campaigns.

•Product managers:  As we innovate, developing increasingly effective and relevant solutions, our product management team often works in conjunction with our customers to identify key requirements and explain in depth the workings of the YuMe Platform and Audience Amplifier technologies.

We also operate an international advertising and network operations center 24 hours a day, 365 days a year.

Our Relationships with Digital Media Property Owners

We have relationships with digital media property owners, which are owners of websites and developers of smartphone and tablet applications that display digital videos and manufacturers of Internet-connected devices. These relationships provide us with advertising inventory, which we utilize to deliver our digital video advertising solutions to our advertising customers. We do not believe the success of our business is dependent on our relationship with any single digital media property owner.

We seek to identify owners of digital media properties featuring professionally-produced digital video content and applications that, individually or collectively, have the audience scale, composition and accessibility across Internet-connected devices to achieve the brand objectives of our brand advertisers. We review a variety of criteria to determine the quality of the advertising inventory and its appropriateness for brand advertising, including video content, video context, the platforms on which video content can be accessed, the characteristics of the viewing audience, the targeting attributes that can be obtained from the digital media property in real time and the volume of available video streams and impressions.

We reach these digital media property owners through a variety of methods, including outreach by a dedicated business development team, marketing events at trade shows and conferences where digital media property owners may attend, training and "teach-ins" on the YuMe platform.

Competition

We operate in a dynamic and competitive market, influenced by trends in both the overall advertising industry as well as the digital video advertising market. We compete with Hulu and Google (YouTube and DoubleClick) as well as many privately-owned ad exchanges, demand side advertiser platforms and ad networks. We also face competition from direct response advertising providers who seek to target brands. Some large advertising agencies, which may represent our current customers, build their own relationships with digital media properties and can directly connect advertisers with digital media properties. Other companies that offer analytics, mediation, exchange or other third party solutions are or may become intermediaries between advertisers and digital media properties and thereby compete with us.

We believe the principal competitive factors in our industry include effective audience targeting capabilities, brand-oriented tools and user interface, multi-device campaign delivery capability, platform independence, proven and scalable technologies, audience scale and reach, relationships with leading brand advertisers and their respective agencies and brand awareness and reputation. We believe that we compete favorably with respect to all of these factors and that we are well-positioned as an independent provider of digital video brand advertising solutions.

Research and Development

As of December 31, 2013, we had a total of 89 employees engaged in research and development functions. As of December 31, 2013, 78 of our research and development employees were located in our Chennai, India office. We believe that our nine-year operating history and our ability to attract and retain the large pool of engineering talent available in Chennai, India, help us to scale our business cost-effectively.

Intellectual Property

Our ability to protect our intellectual property, including our technologies, will be an important factor in the success and continued growth of our business. We protect our intellectual property through trade secrets law, patents, copyrights, trademarks and contracts. We have established business procedures designed to maintain the confidentiality of our proprietary information such as the use of our license agreements with customers and our use of our confidentiality agreements and intellectual property assignment agreements with our employees, consultants, business partners and advisors where appropriate. Some of our technologies rely upon third party licensed intellectual property.

In the United States, we have five patents issued, 18 non-provisional patent applications pending and five provisional patent applications pending. We also have 33 foreign patent applications pending. The issued patents expire between the years 2026 and 2029. We expect to apply for additional patents to protect our intellectual property both in the United States and internationally.

“YuMe,” the YuMe Y TV logo, “Audience Amplifier,” “Audience-Aware SDK,” “Placement Quality Index,” “PQI” “The Programmatic Branding Solution, “ The Science Behind Influence” and our other logos or product names are our registered or common law trademarks in the United States and some other countries.

Government Regulation

We are subject to many U.S. and foreign laws and regulations that are applicable to companies engaged in the business of providing video advertising to digital media. In addition, many areas of law that apply to our business are still evolving, and could potentially affect our business to the extent they restrict our business practices or impose a greater risk of liability.

Privacy and data protection laws play a significant role in our business. In the United States, at both the state and federal level, there are laws that govern activities such as the collection and use of data by companies like us. Online advertising activities in the United States have primarily been subject to regulation by the Federal Trade Commission, which has regularly relied upon Section 5 of the Federal Trade Commission Act to enforce against unfair and deceptive trade practices. Section 5 has been the primary regulatory tool used to enforce against alleged violations of online privacy policies, and would apply to privacy practices in both the mobile and Internet-connected TV advertising industries.

The issue of privacy in the digital media industry is still evolving. Federal legislation and rule-making has been proposed from time to time that would govern certain advertising practices as they relate to digital media, including the use of precise geo-location data. Although such legislation has not been enacted, it remains a possibility that some federal and state laws may be passed in the future.

There have been numerous civil lawsuits, including class action lawsuits, filed against companies that conduct business in the digital media industry, including makers of devices that display digital media, providers of digital media, operating system providers and third party networks. Plaintiffs in these lawsuits have alleged a range of violations of federal, state and common laws, including computer trespass and violation of privacy laws.

In addition, digital media solutions are generally not restricted by geographic boundaries, and our solutions reach devices throughout the world. We currently transact business in Europe and Asia and, as a result, some of our activities may also be subject to the laws of foreign jurisdictions. In particular, European data protection laws can be more restrictive regarding the collection and use of data than those in U.S. jurisdictions. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

Employees

As of December 31, 2013, we had 457 employees, of which 82 were primarily engaged in cost of revenue, 223 were primarily engaged in sales and marketing, 89 were engaged in research and development and 63 were primarily engaged in general and administrative functions. Of these employees, 254 are located in the United States, 159 are located in India and 44 are located in other foreign jurisdictions, primarily Europe. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Facilities

Our corporate headquarters is located in Redwood City, California and consists of approximately 26,900 square feet of office space pursuant to lease agreements that expire between October 2016 and June 2018. Our headquarters accommodates our principal sales, marketing, customer support and administrative activities. We occupy space in Chennai, India consisting of 15,744 square feet under a lease that expires in July 2016. We use this facility primarily for operations support, professional services, customer support, and software development. We also maintain U.S. sales offices in Atlanta, Boston, Chicago, Los Angeles, New York and international sales offices in Hamburg, Germany; London, U.K.; Madrid, Spain; Mexico City, Mexico; Paris, France; Shanghai, China; and Stockholm, Sweden. We do not own any real property.

We believe that our current facilities are suitable and adequate to meet our current needs and that suitable additional or substitute space will be available as needed in the future to accommodate our operations.

Legal Proceedings

Although we are not currently subject to any material legal proceedings, we may be subject from time to time to various legal proceedings and claims which arise in the ordinary course of our business. Although the outcome of these and other claims cannot be predicted with certainty, we do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition, cash flows or results of operations.

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Note 15 to our consolidated financial statements under Item 8 of this Annual Report.

Available Information

Our internet website address is www.yume.com. In addition to the information about us and our subsidiaries contained in this Annual Report, information about us can be found on our website. Our website and information included in or linked to our website are not part of this Annual Report.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The public may read and copy the materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC's website is www.sec.gov.

Corporate Information

We were incorporated under the laws of Delaware on December 16, 2004. Our principal executive office is located at 1204 Middlefield Road, Redwood City, CA 94063. Our telephone number is (650) 591-9400. Our website address is www.YuMe.com. Information contained in, or accessible through, our website does not constitute a part of, and is not incorporated into, this Annual Report.

“YuMe,” the YuMe Y TV logo, “Audience Amplifier,” “Audience-Aware SDK,” “Placement Quality Index,” “PQI,” “The Programmatic Branding Solution, “ The Science Behind Influence” and our other logos or product names are our registered or common law trademarks in the United States and some other countries. Other trademarks and trade names referred to in this Annual Report are the property of their respective owners.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before you make an investment decision regarding our common stock, you should carefully consider the following risks, as well as general economic and business risks, and all of the other information contained in this Annual Report on Form 10-K. Any of the following risks could have a material adverse effect on our business, operating results and financial condition and cause the trading price of our common stock to decline. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations.

Risks Related to Our Business and Our Industry:

We have incurred significant net losses, and we may not be profitable in the future.

We incurred a net loss of $11.1 million in 2011. We had net income of $6.3 million and $0.3 million in 2012 and 2013, respectively. We had an accumulated deficit of $21.7 million as of December 31, 2013. In past periods we have not generated sufficient revenue to offset operating expenses, which may occur in future periods as well. Although our revenue has increased substantially in recent periods, it is likely that we will not be able to maintain this rate of revenue growth as a result of a variety of factors, including increased competition and the maturation of our business, and we cannot assure you that our revenue will continue to grow or will not decline. We expect to invest heavily in our operations to support anticipated future growth; as a result, our operating expenses will increase substantially and to be profitable we will need to increase our revenue sufficiently to offset these higher expenses. You should not consider our historical revenue growth or operating expenses as indicative of our future performance. If our revenue growth rate declines or our operating expenses exceed expectations, our financial performance will be adversely affected. Further, if our future growth and operating performance fail to meet investor or analyst expectations, it could have a materially negative effect on our stock price.

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

We commenced operations in 2004 and, as a result, we have only a limited operating history upon which you can evaluate our business and prospects. Although we have experienced significant revenue growth in recent periods, it is likely that we will not be able to sustain this growth. Because the digital video advertising industry is relatively new, we will encounter risks and difficulties frequently encountered by early-stage companies in rapidly evolving industries, including the need to:

•	Maintain our reputation and build trust with advertisers and digital media property owners;
•	Offer competitive pricing to advertisers (including periodic discounting) and digital media properties;
•	Maintain and expand our advertising inventory;
•	Deliver advertising results that are superior to those that advertisers or digital media property owners could achieve through the use of competing providers or technologies;
•	Continue to develop and upgrade the technologies that enable us to provide our solutions;
•	Respond to evolving government regulations relating to the Internet, telecommunications, mobile, privacy, marketing and advertising aspects of our business;
•	Identify, attract, retain and motivate qualified personnel; and
•	Manage expanding operations, including our international expansion.

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

Our operating results are difficult to predict, particularly because we generally do not have long-term arrangements with our customers, and have historically fluctuated. Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past operating results as an indication of our future performance. Factors that may affect our quarterly operating results include:

•	Seasonal patterns in advertising;
•	The addition and loss of new advertisers and digital media properties;
•	Our variable and unpredictable transaction-based sales cycle;
•	Changes in demand for our solutions;
•	Advertising budgets of our advertiser customers;
•	Advertiser cancellation of insertion orders;
•	Changes in the amount, price and quality of available advertising inventory from digital media properties;
•	The timing and amount of sales and marketing expenses incurred to attract new advertisers and digital media properties;
•	Changes in the economic prospects of advertisers or the economy generally, which could alter advertisers' spending priorities, or could increase the time it takes us to close sales with advertisers;
•	Changes in our pricing policies or the pricing policies of our competitors, and changes in the pricing of digital video advertising generally;
•	Changes in governmental regulation of the Internet, wireless networks, mobile platforms, digital video brand or mobile advertising, or the collection, use, processing or disclosure of device or user data;
•	Costs necessary to improve and maintain our technologies;
•	Discounts on our products offered to new and existing customers;
•	Timing differences between our payments to digital media property owners for advertising inventory and our collection of advertising revenue related to that inventory; and
•	Costs related to acquisitions of other businesses.

As a result of these and other factors, our operating results may fall below the expectations of market analysts and investors in some future periods. If this happens, even temporarily, the market price of our common stock may fall.

Seasonal fluctuations in digital video advertising activity could adversely affect our cash flows.

Our cash flows from operations vary from quarter to quarter due to the seasonal nature of advertiser spending. For example, many advertisers devote a disproportionate amount of their advertising budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. In addition, we acquire advertising inventory on a guaranteed basis, or at a fixed price, in order to meet the anticipated increased demand in the fourth quarter. These seasonal effects have been partially masked by our rapid revenue growth and other factors, such as episodic political campaign advertising spending. However, if and to the extent that seasonal fluctuations become more pronounced, or are not offset by other factors, our operating cash flows could fluctuate materially from period to period as a result.

We depend on a single advertising agency customer and a single advertiser for a substantial portion of our revenue, and a reduction in digital advertising purchased by that customer or advertiser could significantly reduce our revenue.

Brand advertisers represented by an advertising agency within the OMG corporate structure, accounted for more than 10% of our revenue in 2013, 2012 and 2011. A significant reduction for any reason in our revenue from digital advertising purchased by OMG or one or more brand advertisers that it represents would materially harm our financial condition and results of operations.

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

Nearly all of our revenue comes from executing brand advertising campaigns for advertising agencies that purchase our solutions on behalf of their advertiser clients. Advertising agencies are instrumental in assisting brand owners to plan and purchase advertising, and each advertising agency will allocate advertising spend from brands across numerous channels. We do not have exclusive relationships with advertising agencies and we depend on agencies to work with us as they embark on marketing campaigns for brands. While in some cases we are invited by advertising agencies to present directly to their advertiser clients or otherwise have developed a relationship directly with an advertiser, we nevertheless depend on advertising agencies to present to their advertiser clients the merits of our digital video advertising solutions. Inaccurate descriptions of our digital video advertising solutions by advertising agencies, over which we have no control, negative recommendations to use our service offerings or failure to mention our solutions at all could hurt our business. In addition, if an advertising agency is disappointed with our solutions on a particular marketing campaign or generally, we risk losing the business of the advertiser for whom the campaign was run and of other advertisers represented by that agency. With advertising agencies acting as intermediaries for multiple brands, our customer base is more concentrated than might be reflected by the number of brand advertisers for which we conduct marketing campaigns. Since many advertising agencies are affiliated with other agencies in a larger corporate structure, if we fail to maintain good relations with one agency in such an organization, we may lose business from the affiliated agencies as well.

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

Some large advertising agencies that represent our current advertising customers have their own relationships with digital media properties and can directly connect advertisers with digital media properties. Our business will suffer to the extent that our advertisers and digital media properties purchase and sell advertising inventory directly from one another or through other companies that act as intermediaries between advertisers and digital media properties. Other companies that offer analytics, mediation, exchange or other third party solutions have or may become intermediaries between advertisers and digital media properties and thereby compete with us. Any of these developments would make it more difficult for us to sell our solutions and could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share.

The digital video market may deteriorate or develop more slowly than we expect, which could harm our business.

Digital video advertising is an emerging market. Advertisers have historically spent a smaller portion of their advertising budgets on digital advertising than on traditional advertising methods, such as television, newspapers, radio and billboards, and spending on digital advertising has historically been primarily for direct response advertising, or relatively simple display advertising such as banner ads on websites. Advertiser spending in the emerging digital video advertising market is uncertain. Many advertisers still have limited experience with digital video advertising and may continue to devote larger portions of their limited advertising budgets to more traditional offline or online performance-based advertising, instead of shifting resources to digital video advertising. In addition, our current and potential future customers may ultimately find digital video advertising to be less effective than traditional advertising media or marketing methods or other technologies for promoting their products and solutions, and they may reduce their spending on digital video advertising as a result. If the market for digital video advertising deteriorates, or develops more slowly than we expect, or brand advertisers prefer traditional TV advertising over our solutions, we may not be able to increase our revenue and our business would suffer.

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

Most of our research and development and ad operations work are conducted in Chennai, India, where we have a significant presence. In addition, we have operations in Europe and may continue to expand our international operations into other countries. We expect to continue to rely on significant cost savings obtained by concentrating our research and development and ad operations work in Chennai, India, rather than in the San Francisco Bay Area. However, the rate of wage inflation has historically been higher in India than in the United States, and we may not be able to maintain these cost savings in the future. If the cost of development and engineering work in Chennai, India were to significantly increase or the labor environment in Chennai, India were to change unfavorably, we would no longer be able to rely on these cost savings or may need to move our development, engineering and ad operations work elsewhere. Accordingly, if we are unable to rely on these significant cost savings, we would lose a competitive advantage, we may not be able to sustain our growth and our profits may decline.

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

Although the data we collect does not enable us to determine the actual identity of any individual, our customers or end users might decide not to allow us to collect some or all of the data or might limit our use of it. For example, a digital media property might not agree to provide us with data generated by interactions with the content on its apps, or device users might not consent to share their information about device usage. Additionally, we collect substantially more data from digital media properties using our YuMe SDKs instead of industry standard technologies such as IAB's Video Ad Serving Template (“VAST”). If more digital media property owners choose to use VAST or other industry standard technologies rather than our proprietary YuMe SDKs, our ability to collect valuable data may be impaired, negatively affecting our business and revenue. Any limitation on our ability to collect data about user behavior and interaction with content could make it more difficult for us to deliver effective digital video advertising programs that meet the demands of our customers. This in turn could harm our revenue and impair our business.

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

The market for digital video advertising solutions is characterized by rapid technological change, evolving industry standards and frequent new product and service introductions. To keep pace with technological developments, satisfy increasing advertiser and digital media property requirements, maintain the attractiveness and competitiveness of our advertising solutions and ensure compatibility with evolving industry standards and protocols, we will need to anticipate and respond to varying product lifecycles, regularly enhance our current advertising solutions and develop and introduce new solutions and functionality on a timely basis. This requires significant expenditures of financial and other resources. For example, we are required to invest significant resources into integrating our solutions with multiple forms of Internet-connected devices in order to maintain a comprehensive advertising platform. We have periodically experienced difficulty integrating with some digital media properties. We may continue to experience similar difficulties and these difficulties will consume financial, engineering and managerial resources and we may not have the financial resources to make investments across all new forms of Internet-connected devices in the future. Additionally, Internet-connected TV is a relatively new market opportunity, from which we have realized only limited revenue, that requires us to apply financial, development, engineering and managerial resources to ensure that our advertising solutions remain compatible with the technological and market developments. Similarly, advertising exchanges and other technological developments may displace us or introduce an additional intermediate layer between us and our advertising customers and digital media properties that could impair our relationships with those customers. Our inability, for technological, business or other reasons, to enhance, develop, introduce and deliver compelling advertising solutions in response to changing market conditions and technologies or evolving expectations of advertisers, digital media properties or consumers of digital video advertising could hurt our ability to grow our business and could result in our advertising solutions becoming obsolete.

Digital advertising is shifting, in part, to programmatic buying and real-time bidding (“RTB”) systems. Programmatic buying is the automated purchase of digital advertising inventory through a combination of machine-based transactions, data and algorithms. RTB, a subset of programmatic buying, is the real-time purchase and sale of advertising inventory on an impression-by-impression basis on advertising exchanges. Programmatic buying and RTB are emerging and growing trends in the buying and selling of digital advertising inventory. The recognition by advertisers that an increased use of programmatic buying and RTB systems may constitute an effective way to achieve their campaign goals and cost savings, and the recognition by digital media property owners they may achieve greater returns from an increased use of programmatic buying and RTB systems may result in a challenge to our traditional pricing model. There can be no assurance that such trends, or the acceleration of such trends, will not erode our revenue. We recently introduced Video Reach, our programmatic video brand advertising solution. We may be unable to successfully sell, integrate or maintain this solution and there can be no assurance that our advertising customers or our network of digital media property owners will embrace Video Reach as a programmatic solution.

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

•	Faulty or out-of-date algorithms that fail to properly process data or result in inability to capture brand-receptive audiences at scale;
•	Technical or infrastructure problems causing digital video not to function, display properly or be placed next to inappropriate context;
•	Inability to control video completion rates, maintain user attention or prevent end users from skipping advertisements; and
•	Unavailability of standard digital video audience ratings and brand receptivity measurements for brand advertisers to effectively measure the success of their campaigns.

Our ability to deliver successful advertising campaigns also depends on the continuing and uninterrupted performance of our own internal systems, which we utilize to place ads, monitor the performance of advertising campaigns and manage our advertising inventory. Our revenue depends on the technological ability of our solutions to deliver ads and measure them. Sustained or repeated system failures that interrupt our ability to provide solutions to customers, including security breaches and other technological failures affecting our ability to deliver ads quickly and accurately and to collect and process data in connection with these ads, could significantly reduce the attractiveness of our solutions to advertisers, negatively impact operations and reduce our revenue. Our systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious human acts and natural disasters. In addition, any steps we take to increase the reliability and redundancy of our systems may be expensive and may not be successful in preventing system failures. Also, advertisers may perceive any technical disruption or failure in ad performance on digital media properties' platforms to be attributable to us, and our reputation could similarly suffer, or advertisers may seek to avoid payment or demand future credits for disruptions or failures, any of which could harm our business and results of operations. If we are unable to deliver successful advertising campaigns, our ability to attract potential advertisers and retain and expand business with existing advertisers could be harmed and our business, financial condition and operating results could be adversely affected.

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

In the United States, we have five patents issued, 18 non-provisional patent applications pending and five provisional patent applications pending. We also have 33 foreign patent applications pending. There can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, or that these patents will not be challenged by third parties or found to be invalid or unenforceable. We have five registered trademarks in the United States, six registered trademarks in foreign jurisdictions and are also pursuing the registration of additional trademarks and service marks in the United States and in locations outside the United States. Effective trade secret, copyright, trademark and patent protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming.

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

Prior to our IPO, we were a private company and were not required to test our internal controls on a systematic basis. In addition, we had limited accounting personnel and other resources with which to address our internal controls. As a public company we are required to evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our Annual Report for the fiscal year ending December 31, 2014, to provide a management report on our internal control over financial reporting. This will require that we incur substantial additional internal costs to expand our accounting and finance functions; including costs associated with hiring additional accounting and administrative staff, and that we expend significant management efforts.

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

We have successfully completed the implementation of the remediation plan, including building a more experienced accounting and finance organization, and designing and implementing improved processes and controls. Accordingly, as of December 31, 2013, the previously disclosed material weakness has been remediated. However, the remediation of this material weakness may not prevent future material weaknesses in our internal control over financial reporting.

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

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). As an emerging growth company we are not required to obtain auditor attestation of our reporting on internal control over financial reporting, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are not required to hold nonbinding advisory votes on executive compensation. We cannot predict whether investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We have incurred and will continue to incur significantly increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are and will continue to be subject to the reporting requirements of the Exchange Act and will be required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased our legal and financial compliance costs and has made some activities more time consuming and costly, while also diverting management attention. In particular, we expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the JOBS Act.

Operating as a public company has made it more expensive for us to obtain director and officer liability insurance on the terms that we would like. As a public company, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

We may need additional capital in the future to meet our financial obligations and to pursue our business objectives. Additional capital may not be available on favorable terms, or at all, which could compromise our ability to meet our financial obligations and grow our business.

While we anticipate that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months, we may need to raise additional capital to fund operations in the future or to finance acquisitions. If we seek to raise additional capital in order to meet various objectives, including developing existing or future technologies and solutions, increasing working capital, acquiring businesses, expanding geographically and responding to competitive pressures, capital may not be available on favorable terms or may not be available at all. Lack of sufficient capital resources could significantly limit our ability to take advantage of business and strategic opportunities. Any additional capital raised through the sale of equity or debt securities with an equity component would dilute our stock ownership. If adequate additional funds are not available, we may be required to delay, reduce the scope of, or eliminate material parts of our business strategy, including potential additional acquisitions or the continued development of new or existing technologies or solutions and geographic expansion.

Our net operating loss carryforwards may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal income tax purposes, including any limitations that may be imposed under Section 382 of the Internal Revenue Code as a result of our IPO. At December 31, 2013, we had federal net operating loss carryforwards of $8.3 million, which expire at various dates beginning in 2025. Our gross state net operating loss carryforwards are equal to or less than the federal net operating loss carryforwards and expire over various periods beginning in 2015, based on individual state tax law.

We periodically assess the likelihood that we will be able to recover our net deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, we concluded that a full valuation allowance against our net deferred tax assets should be applied as of December 31, 2013. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period this determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current tax provision. These events could have a material impact on our reported results of operations.

Risks Related to Ownership of Our Common Stock:

An active trading market for our common stock may not be sustained and investors may not be able to resell their shares at or above the price at which they purchased them.

We have a limited history as a public company. An active trading market for our shares may not be sustained. In the absence of an active trading market for our common stock, investors may not be able to sell their common stock at or above the price they paid or at the time that they would like to sell. In addition, an inactive market may impair our ability to raise capital by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration, which, in turn, could harm our business.

The trading price of the shares of our common stock is likely to remain volatile, and purchasers of our common stock could incur substantial losses.

Our stock price has been and is likely to remain volatile. Since shares of our common stock were sold in our initial public offering in August 2013 at a price of $9.00 per share, our stock price has ranged from $5.79 to $12.08 through March 15, 2014. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

The trading market for our common stock is likely to respond to the presence or absence of equity research published about us and our business, and to the content of any such research. If no or few equity research analysts elect to provide research coverage of our common stock, the lack of research coverage may adversely affect the market price of our common stock. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

A sale a substantial number of shares of our commons stock in the public market could occur at any time. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

We had approximately 31.8 million shares of common stock outstanding as of December 31, 2013. Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

Approximately 8.7 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans have been registered under registration statements on Form S-8 and, subject to grants, vesting arrangements and exercise of options and the restrictions of Rule 144 in the case of our affiliates, may become available for sale in the public market.

Additionally, the holders of an aggregate of approximately 21.8 million shares of common stock and 24,838 shares of common stock issuable upon the exercise of outstanding warrants, or their transferees, will have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in aggregate, beneficially own over 54% of our outstanding common stock. These persons, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

Our principal offices occupy approximately 26,900 square feet of leased office space in Redwood City, California pursuant to lease agreements that expire between October 2016 and June 2018. We also maintain offices in Chennai, India; New York, New York; Los Angeles, California; Atlanta, Georgia; Boston, Massachusetts; Chicago, Illinois; London, England; Paris, France; Hamburg, Germany; Madrid, Spain, Mexico City, Mexico; Stockholm, Sweden and Shanghai, China. We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

ITEM 3.          LEGAL PROCEEDINGS

From time to time the Company may be a party to various litigation matters incidental to the conduct of its business. There is no pending or threatened legal proceeding to which the Company is currently a party that, in management’s opinion, is likely to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock has been listed on the New York Stock Exchange since August 7, 2013, under the symbol “YUME.” Prior to our initial public offering (our “IPO”), there was no public market for our common stock.

The following table sets forth for the indicated periods the high and low closing sales prices of our common stock as reported on the New York Stock Exchange.

	Third Quarter 2013(1)	Fourth Quarter 2013
High	$11.64	$10.44
Low	$8.13	$6.26

(1)	Beginning on August 7, 2013

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock on August 7, 2013 (the date of our IPO) until December 31, 2013, with the comparative cumulative total return of such amount on (i) the NYSE Composite Index, (ii) the S&P Information Technology Index and (iii) the S&P Internet and Software and Services Index over the same period. We have not paid any cash dividends and, therefore, the cumulative total return calculation for YuMe is based solely upon stock price movement and not upon reinvestment of cash dividends. The graph assumes our closing sales price on August 7, 2013 of $9.00 per share as the initial value of our common stock.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

The information presented above in the stock performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, except to the extent that we subsequently specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act of 1933, as amended (the “Securities Act”), or a filing under the Exchange Act.

Dividend Policy

We have never declared or paid any dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information concerning our equity compensation plans is incorporated by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2013.

Stockholders

As of March 15, 2014, there were 100 registered stockholders of record for our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Use of Proceeds from Initial Public Offering of Common Stock

On August 6, 2013, our Registration Statement on Form S-1, as amended (Reg. No. 333-189772) was declared effective in connection with the IPO of our common stock, pursuant to which we sold 5,125,000 shares at a price to the public of $9.00 per share. The offering closed on August 12, 2013, as a result of which we received net proceeds of approximately $40.0 million, after deducting underwriting discounts and commissions of $3.2 million and offering expenses of $2.9 million. Upon the closing of the IPO, all outstanding shares of the Company’s convertible preferred stock automatically converted into 21,840,537 shares of common stock and all warrants to purchase convertible preferred stock outstanding at the time of the IPO converted into warrants to purchase 53,983 shares of common stock.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on August 7, 2013.

Recent Sales of Unregistered Securities

2004 Stock Plan – From January 1, 2013 through July 18, 2013 we granted options under our 2004 Stock Plan to purchase an aggregate of 903,662 shares of our common stock to employees, consultants and directors, having exercise prices ranging from $6.42 to $10.74 per share. Of these grants, options to purchase an aggregate of 32,415 shares of common stock were cancelled without being exercised in 2013. During the period from January 1, 2013 through December 31, 2013, an aggregate of 191,773 shares of our common stock were issued upon the exercise of stock options, at exercise prices between $0.48 and $8.46 per share, for aggregate proceeds of approximately $382,000.

2013 Stock Plan – On August 6, 2013 we granted options under our 2013 Stock Plan to purchase an aggregate of 1,059,267 shares of our common stock to employees and directors, having an exercise price of $9.00 per share. Of these, options to purchase an aggregate of 9,205 shares of our common stock were cancelled without being exercised in 2013.

The offers, sales and issuances of the securities described above were exempt from registration under Rule 701 promulgated under the Securities Act in that the transactions were under compensatory benefit plans as provided under Rule 701. Appropriate legends were affixed to the securities issued in these transactions.

Purchases of Equity Securities by the Issuer and Affiliated Parties

None

ITEM 6.          SELECTED FINANCIAL DATA

The following selected consolidated financial data as of and for the years ended December 31, 2013, 2012, 2011 and 2010 is derived from our audited consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Our historical results are not necessarily indicative of the results to be expected in the future. The selected consolidated financial data should be read together with Part II, Item 7: “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report.

	Year Ended December 31,
	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$151,128	$116,744	$68,565	$51,872
Cost of revenue(1)	80,242	62,985	42,787	31,565
Gross Profit	70,886	53,759	25,778	20,307
Operating expenses:
Sales and marketing(1)	47,118	31,385	23,416	13,212
Research and development(1)	4,499	2,766	2,734	1,862
General and administrative(1)	17,992	12,466	10,596	5,263
Total operating expenses	69,609	46,617	36,746	20,337
Income (loss) from operations	1,277	7,142	(10,968)	(30)
Other income (expense), net:
Interest expense	(47)	(117)	(164)	(54)
Other income (expense), net	(239)	(147)	(19)	(171)
Total other expense, net	(286)	(264)	(183)	(225)
Income (loss) before income taxes	991	6,878	(11,151)	(255)
Income tax (expense) benefit	(670)	(612)	62	(111)
Net income (loss)	$321	$6,266	$(11,089)	$(366)
Net income (loss) attributable to common stockholders	$321	$89	$(11,089)	$(366)

Net income (loss) per share attributable to common stockholders:
Basic	$0.02	$0.02	$(3.04)	$(0.11)
Diluted	$0.02	$0.02	$(3.04)	$(0.11)
Weighted-average number of shares used in computing net income (loss) per share attributable to common stockholders:
Basic	15,752	4,716	3,650	3,260
Diluted	17,250	5,545	3,650	3,260

Other Financial Data:
Adjusted EBITDA(2)	$8,975	$11,820	$(7,422)	$1,585

(1)	Stock-based compensation expense included in the consolidated statement of operations data above is as follows:

	Year Ended December 31,
	2013	2012	2011	2010
	(in thousands)
Cost of revenue	$185	$128	$68	$14
Sales and marketing	1,806	1,215	981	554
Research and development	346	184	65	13
General and administrative	1,497	515	354	279
Total employee stock-based compensation	$3,834	$2,042	$1,468	$860

(2)

We define adjusted EBITDA as net income (loss) plus income tax (expense) benefit, interest expense, depreciation and amortization, and stock based compensation. Please see "Selected Consolidated Financial Data—Adjusted EBITDA" for more information and for the reconciliation of adjusted EBITDA to net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP.

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$42,626	$27,909	$19,023
Marketable securities (short- and long-term)	21,481
Property, equipment and software, net	6,610	5,551	5,227
Working capital	79,498	49,400	32,654
Total assets	145,387	90,614	58,814
Long term debt, excluding current portion	–	–	177
Capital lease obligations, long-term	22	380	769
Convertible preferred stock	–	76,191	62,919
Total stockholders’ deficit	(21,677)	(15,329)	(24,444)

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have presented within this Annual Report on Form 10-K adjusted EBITDA, a non-GAAP financial measure. We have provided below a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.

We have presented adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans. In particular, we believe that the exclusion of the expenses eliminated in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure considered by the compensation committee of our board of directors in connection with the determination of compensation for our executive officers. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

Our use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are:

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•

Adjusted EBITDA does not reflect: (i) changes in, or cash requirements for, our working capital needs; (ii) the potentially dilutive impact of equity-based compensation; or (iii) tax payments that may represent a reduction in cash available to us; and

•	Other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.

Because of these and other limitations, you should consider adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net income or loss, and our other GAAP financial results. The following table presents a reconciliation of adjusted EBITDA to net income (loss) for each of the periods indicated:

	Year Ended December 31,
	2013	2012	2011	2010
	(in thousands)
Net income (loss)	$321	$6,266	$(11,089)	$(366)
Adjustments:
Interest expense	47	117	164	54
Income tax expense (benefit)	670	612	(62)	111
Depreciation and amortization expense	4,103	2,783	2,097	926
Stock-based compensation expense	3,834	2,042	1,468	860
Total adjustments	8,654	5,554	3,667	1,951
Adjusted EBITDA	$8,975	$11,820	$(7,422)	$1,585

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our consolidated financial condition and results of operations in conjunction with the consolidated financial statements and the related notes to the consolidated financial statements included later in this Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-K, particularly in Part I, Item 1A: "Risk Factors."

Overview

We are a leading independent provider of digital video advertising solutions that are purpose-built for large brand advertisers, advertising agencies, and digital media properties. Through a sophisticated platform of proprietary embedded software, data science and machine learning algorithms, we deliver TV-scale video advertising campaigns to relevant, brand-receptive digital audiences. We aggregate these audiences across a wide range of Internet-connected devices by providing global digital media properties with software that monetizes their professionally produced content and applications with our advertising campaigns. Our industry leadership is reflected in our wide audience reach, large customer base, and scale in data derived from our large embedded software base.

For our advertising customers, we overcome the complexities of delivering digital video advertising campaigns in a highly fragmented environment where audiences use an increasing variety of Internet-connected devices to access thousands of online and mobile websites and applications. Our solutions deliver video advertising campaigns seamlessly across personal computers, smartphones, tablets, set-top boxes, game consoles, Internet-connected TVs and other devices. In addition, our platform optimizes campaign results to metrics that are relevant to brand advertisers, such as brand awareness, message recall, brand favorability and purchase intent.

For our global digital media property owners, we offer software that delivers digital video advertisements to their audiences. We access data from this software and we apply our data science capabilities to target those audiences that will be relevant to particular advertisers. In combination, these capabilities allow us to deliver ads to audiences that we expect to be receptive to specific brand messages, while driving better monetization for the digital media property owner.

We generate revenue by delivering digital video advertisements on Internet-connected devices. Our ads run when users choose to view video content on their devices. Advertising customers submit ad insertion orders to us and we fulfill those orders by delivering their digital video advertisements to audiences available through digital media properties, a process that we refer to as an advertising campaign. We are typically paid on a cost per thousand basis (“CPM”), of which we generally pay digital media properties a negotiated percentage. Our customers primarily consist of large global brands and their advertising agencies. In the twelve months ended December 31, 2013, our customers included 73 of the top 100 U.S. advertisers as ranked by Advertising Age magazine in 2012 (“the AdAge 100”), such as American Express, AT&T, GlaxoSmithKline, Home Depot and McDonald's.

The core of our business relies on our sophisticated platform that encompasses customized embedded software, advertising management, and data science capabilities. Our YuMe SDKs are embedded by our digital media property owners and collects dozens of data elements that we use for our advanced audience modeling algorithms that continuously improve our ability to optimize campaigns around key brand metrics. Our Placement Quality Index (“PQI”), inventory scoring system leverages YuMe SDK and other data sources through algorithms to assess the quality of ad placements and optimize placements to maximize brand advertising results. In addition, our Audience Amplifier machine-learning tool uses those brand results in its correlative data models to find audiences that we expect to be receptive to specific brand messages.

Over our nine-year operating history we have amassed a vast amount of data derived from our large software installed base of YuMe SDKs that are embedded in online and mobile websites and entertainment applications residing on millions of personal computers, smartphones, tablets, Internet-connected TVs and other devices. This allows us to deliver television-like ads, enhanced and customized for each specific device type, and collect valuable advertisement viewership data. We collect billions of data points each year from ad impressions we deliver. As we grow our audience and advertiser footprint, we are able to collect even more data, which in turn enables us to improve the efficacy of our targeting models, further improving the utility of our solutions and driving additional adoption.

In July 2013, our board of directors and stockholders approved an amendment to our then current amended and restated certificate of incorporation. The amendment provided for a 1-for-6 reverse stock split of the outstanding common stock, effective July 24, 2013. Accordingly, (i) every six shares of common stock have been combined into one share of common stock, (ii) the number of shares of common stock into which each outstanding option or warrant to purchase common stock is exercisable, as the case may be, have been proportionately decreased on a 1-for-6 basis, (iii) the exercise price for each such outstanding option or warrant to purchase common stock has been proportionately increased on a 6-for-1 basis, and (iv) the conversion ratio for each share of preferred stock outstanding was proportionately reduced on a 1-for-6 basis. All of the share numbers, share prices, and exercise prices have been adjusted within our consolidated financial statements, on a retroactive basis, to reflect this 1-for-6 reverse stock split. We paid cash in lieu of any fractional shares to which a holder of common stock would otherwise be entitled as a result of the reverse stock split.

On August 12, 2013, we closed the IPO of our common stock. In the IPO, we sold 5,125,000 shares of our common stock at a public offering price of $9.00 per share. Net proceeds were approximately $40.0 million, after deducting underwriting discounts and commissions of $3.2 million and offering expenses of $2.9 million. Upon the closing of the IPO, all outstanding shares of our convertible preferred stock automatically converted into 21,840,537 shares of common stock and all outstanding warrants to purchase convertible preferred stock converted into warrants to purchase 53,983 shares of our common stock.

Acquisition Activity

In June 2011, we acquired Appealing Media, Limited, a U.K.-based mobile advertising technology and services company, for an aggregate purchase price of $1.3 million in cash, excluding performance-related earn-outs. In December 2012, we acquired Crowd Science, Inc., a U.S.-based audience targeting technology company, for approximately $1.1 million in cash and 2,000,000 shares of our Series D-1 preferred stock. We held back $49,000 in cash and 400,000 shares of our Series D-1 convertible preferred stock until the second anniversary of the closing date, for general representations and subject to the satisfaction of certain performance conditions. The performance conditions were not met in 2013. As such, we permanently withheld the contingent consideration. Our 1-for-6 reverse stock split in July 2013 and the conversion of preferred stock to common stock associated with the Company's IPO in August 2013 resulted in the number of shares permanently held back by the Company to become 66,666 common stock shares. We account for the withheld shares as 66,666 shares of treasury stock.

Results of Operations

The following tables set forth our results of operations for the years ended December 31, 2013, 2012 and 2011. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2013		2012		2011
Consolidated Statement of Operations Data:	(dollars in thousands)
Revenue	$151,128	100.0%	$116,744	100.0%	$68,565	100.0%
Cost of revenue(1)	80,242	53.1	62,985	54.0	42,787	62.4
Gross profit	70,886	46.9	53,759	46.0	25,778	37.6
Operating expenses:
Sales and marketing(1)	47,118	31.2	31,385	26.9	23,416	34.2
Research and development(1)	4,499	3.0	2,766	2.4	2,734	4.0
General and administrative(1)	17,992	11.9	12,466	10.7	10,596	15.5
Total operating expenses	69,609	46.1	46,617	40.0	36,746	53.7
Income (loss) from operations	1,277	0.8	7,142	6.0	(10,968)	(16.1)
Interest and other income (expense), net:
Interest expense	(47)	(0.0)	(117)	(0.1)	(164)	(0.2)
Other income (expense), net	(239)	(0.2)	(147)	(0.1)	(19)	(0.0)
Total interest and other income (expense), net	(286)	(0.2)	(264)	(0.2)	(183)	(0.2)
Income (loss) before income taxes	991	0.6	6,878	5.8	(11,151)	(16.3)
Income tax (expense) benefit	(670)	(0.4)	(612)	(0.5)	62	0.1
Net income (loss)	$321	0.2%	$6,266	5.3%	$(11,089)	(16.2)%

(1)	Stock-based compensation expense included in the consolidated statement of operations data above is as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cost of revenue	$185	$128	$68
Sales and marketing	1,806	1,215	981
Research and development(2)	346	184	65
General and administrative	1,497	515	354
Total stock-based compensation expense	$3,834	$2,042	$1,468

(2)

Excludes $226,000, $79,000 and $74,000 of stock-based compensation expense that was capitalized as part of internal-use software development costs for the years ended December 31, 2013, 2012 and 2011, respectively.

Revenue

We principally derive revenue from advertising solutions priced on a CPM basis and measured by the number of advertising impressions delivered on digital media properties. A substantial majority of our contracts with customers take the form of ad insertion orders placed by advertising agencies on behalf of their brand advertiser clients, which are typically one to three months in duration. Occasionally, we enter into longer term contracts with customers.

We count direct advertising customers in accordance with the following principles: we count (i) each advertiser, not the advertising agencies through which its ad insertion orders may be placed, as the customer; and (ii) entities that are part of the same corporate structure are counted as a single customer. We also have other revenue (i) that is paid by digital media property owners, including platform fees, professional service fees and ad serving fees and (ii) from intermediaries that have relationships with advertising agencies and advertisers. In calculating revenue per direct advertising customer, we exclude this other revenue.

Our revenue tends to fluctuate based on seasonal factors that affect the advertising industry. For example, many advertisers devote the largest portion of their budgets to the fourth quarter of the calendar year, to coincide with increased holiday and year-end purchasing activities. Historically, the fourth quarter of the year reflects the highest advertising activity and the first quarter reflects the lowest level of such activity.

	Year Ended December 31,	Change		Year Ended December 31,	Change		Year Ended December 31,
	2013	$	%	2012	$	%	2011
			(dollars in thousands)
Revenue	$151,128	$34,384	29.5%	$116,744	$48,179	70.3%	$68,565

For 2013, revenue increased $34.4 million, or 29.5%, compared to 2012. The increase was primarily due to an increase of $32.7 million in net advertising sales and $1.8 million in platform sales. The increase in net advertising sales was primarily driven by an increase in the number of advertising customers, including those located in international markets we operate in and others we have recently entered. We had 580 advertising customers with average revenue of $255,000 per advertising customer in 2013 compared to 449 advertising customers with average revenue of $257,000 per advertising customer in 2012. The decrease in average revenue per advertising customer was primarily the result of the increase in number of new advertising customers, particularly new international customers, which tend to start out deploying smaller digital video advertising budgets through our solutions. Our top 20 advertising customers for 2013 accounted for $61.9 million, or 41.0%, of our revenue, compared to $58.6 million or 50.2% of our revenue for 2012.

For 2012, revenue increased $48.2 million, or 70.3%, compared to 2011. The increase was primarily due to an increase in net advertising sales as a result of an increase in the number of advertising customers, and an increase in the average revenue per advertising customer. We had 449 advertising customers with average revenue of $257,000 per advertising customer in 2012 compared to 261 advertising customers with average revenue of $241,000 per advertising customer in 2011. The increase in average revenue per advertising customer was primarily the result of advertisers directing an increasing amount of their budgets to digital video advertising. Our top 20 advertising customers accounted for $58.6 million or 50.2% of our revenue in 2012, compared to $37.2 million or 54.2% of our revenue in 2011.

Cost of Revenue and Gross Profit

Our cost of revenue primarily consists of amounts incurred with digital media property owners, typically under revenue-sharing arrangements. We refer to these costs as traffic acquisition costs. Generally, we incur traffic acquisition costs in the period the advertising impressions are delivered. In limited circumstances, we incur costs based on minimum guaranteed impressions. Cost of revenue also includes ad delivery costs, such as labor and related costs, depreciation and amortization related to acquired technologies, internally developed software and data center assets, and Internet access costs. These expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized. We expect cost of revenues, including our traffic acquisition costs, to increase, but to remain relatively constant as a percentage of revenue in the near term.

	Year Ended December 31,	Change		Year Ended December 31,	Change		Year Ended December 31,
	2013	$	%	2012	$	%	2011
			(dollars in thousands)
Cost of revenue	$80,242	$17,257	27.4%	$62,985	$20,198	47.2%	$42,787
Gross profit amount	$70,886	$17,127	31.9%	$53,759	$27,981	108.5%	$25,778
Gross profit percentage	46.9%			46.0%			37.6%

For 2013, cost of revenue increased $17.3 million, or 27.4%, compared to 2012. The increase was primarily attributable to an increase of $12.9 million in traffic acquisition costs due primarily to an increase in ad impressions delivered, as well as a $3.4 million increase in ad delivery costs. In addition, depreciation and amortization increased $1.0 million related to amortization of acquired intangible assets in connection with our acquisition of Crowd Science in December 2012. Partially offsetting these increases was a decrease in other operating costs of $0.6 million primarily from lower equipment support and maintenance expenses. For 2013, cost of revenue, as a percentage of revenue, decreased by 0.9% to 53.1% compared to 2012, primarily as a result of improved management of traffic acquisition costs.

For 2012, cost of revenue increased $20.2 million, or 47.2%, compared to 2011. The increase was primarily attributable to an increase of $17.0 million in traffic acquisition costs due primarily to an increase in ad impressions delivered, as well as a $1.3 million increase in ad delivery costs. As a result of the growth in our business, we hired additional employees to support our ad operations department (including hires in India) and experienced an increase in salaries and related costs, including stock-based compensation, of $1.1 million and depreciation and amortization of $0.7 million. Traffic acquisition costs decreased as a percentage of revenue in 2012 compared to 2011. The decrease in traffic acquisition costs as a percentage of revenue was related to the implementation of a new system of inventory quality scoring, fewer ad hoc media buys during 2012 and the impact of an increase in other revenue for which there was no associated traffic acquisition cost.

Sales and Marketing

We sell to our customers primarily through our direct sales force personnel, who have established relationships with major ad agencies and direct relationships with advertisers. Our sales and marketing expenses primarily consist of salaries, benefits, stock-based compensation, travel and entertainment expenses, and incentive compensation for our sales and marketing employees. Sales and marketing expenses also include promotional, advertising and public relations costs, as well as depreciation, facilities and other supporting overhead costs. We expect sales and marketing expenses to increase as we hire additional employees to expand our sales force and to support our marketing initiatives, and to decline as a percentage of revenue over time.

	Year Ended December 31,	Change		Year Ended December 31,	Change		Year Ended December 31,
	2013	$	%	2012	$	%	2011
			(dollars in thousands)
Sales and marketing	$47,118	$15,733	50.1%	$31,385	$7,969	34.0%	$23,416
Percentage of revenue	31.2%			26.9%			34.2%

For 2013, sales and marketing expenses increased $15.7 million, or 50.1%, compared to 2012. The increase was primarily attributable to an increase of $11.5 million in employee compensation, benefits and other employee-related expenses, including stock-based compensation, associated with a 71.5% increase in sales and marketing employees as we expanded our sales organization, both domestically and internationally. Advertising-related and other sales and marketing expenses increased $3.7 million associated with the increase in revenue for 2013 compared to 2012. Additionally, depreciation and amortization increased by $0.5 million as a result of capital expenditures. For 2013, sales and marketing expenses, as a percentage of revenue, increased to 31.2% from 26.9% in 2012, primarily as a result of the increase in sales and marketing employees and related expenses as we continue to expand our domestic and international sales force and increase market awareness of our solutions.

For 2012, sales and marketing expenses increased $8.0 million, or 34.0%, compared to 2012. The increase was primarily attributable to an increase in employee-related expenses of $3.1 million, including stock-based compensation, as we expanded our sales organization, both domestically and internationally. As a result of our increase in revenue and increase in sales and marketing headcount, our commission expenses also increased $3.8 million. Additionally, general marketing expenditures increased $0.2 million and travel and entertainment expense increased $0.4 million, to expand market awareness of our solutions. Facilities expenses increased $0.5 million, reflecting our increased investment in infrastructure.

Research and Development

We engage in research and development efforts to create new, and enhance our existing, data-science capabilities and proprietary technologies. Our research and development expenses primarily consist of salaries, benefits and stock-based compensation for our engineers, product development and information technology personnel. Research and development expenses also include outside services and consulting, depreciation, facilities and other overhead costs. We capitalize a portion of our research and development costs attributable to internally developed software.

As of December 31, 2013, 2012 and 2011, we had 89, 82 and 63 research and development employees, respectively. As of December 31, 2013, 78 of our research and development employees were located in our Chennai, India office. We expect our research and development expenses to increase as we continue to invest in the research and development of our products, and to increase as a percentage of revenue in the short term. We believe that our nine-year operating history and our ability to attract and retain the large pool of engineering talent available in Chennai will help us expand our engineering resources and capabilities cost-effectively.

	Year Ended December 31,	Change		Year Ended December 31,	Change		Year Ended December 31,
	2013	$	%	2012	$	%	2011
			(dollars in thousands)
Research and development	$4,499	$1,733	62.7%	$2,766	$32	1.2%	$2,734
Percentage of revenue	3.0%			2.4%			4.0%

For 2013, research and development expenses increased $1.7 million, or 62.7%, compared to 2012. The increase was primarily attributable to an increase of $2.8 million in employee compensation, benefits and other employee-related expenses, including stock-based compensation, associated with a 9% increase in research and development employees. Partially offsetting this increase was a decrease of $1.1 million in other research and development costs, primarily related to capitalized software development costs. For 2013, research and development expenses, as a percentage of revenue, increased to 3.0% in 2013 from 2.4% in 2012, primarily as a result of the increase in research and development employee compensation, benefits and other employee-related expenses, including stock-based compensation.

For 2012, research and development expenses increased slightly compared 2011. The increase was attributable to an increase in employee-related expenses of $0.1 million, as we further invested in our research and development capabilities in Chennai, India. In addition, we benefited from a favorable fluctuation in the Indian rupee exchange rate.

General and Administrative

Our general and administrative expenses primarily consist of salaries, benefits and stock-based compensation for our executive, finance, legal, human resources and other administrative employees. General and administrative expenses also include outside consulting, legal and accounting services, and facilities and other supporting overhead costs. We expect our general and administrative expenses to increase as we expand our financial, accounting, human resources, information systems and legal personnel and resources to support our public reporting requirements, and to decrease as a percentage of revenue over time.

	Year Ended December 31,	Change		Year Ended December 31,	Change		Year Ended December 31,
	2013	$	%	2012	$	%	2011
			(dollars in thousands)
General and administrative	$17,992	$5,526	44.3%	$12,466	$1,870	17.6%	$10,596
Percentage of revenue	11.9%			10.7%			15.5%

For 2013, general and administrative expenses increased $5.5 million, or 44.3%, compared to 2012. The increase was primarily attributable to an increase of $3.5 million in employee compensation, benefits and other employee-related expenses, including stock-based compensation, associated with a 54% increase in general and administrative employees hired in association with the growth in our business and operating as a public company. Additionally, other general and administrative expenses, primarily audit, tax and other expenses, increased $2.1 million as we invested in infrastructure to prepare for the growth of the business, and our August 2013 IPO. For 2013, general and administrative expenses as a percentage of revenue increased to 11.9% from 10.7% in 2012, primarily as a result of the increase in general and administrative employees and professional services, and due to costs associated in preparing for our IPO in August 2013.

For 2012, general and administrative expenses increased $1.9 million, or 17.6%, compared to 2012. This increase was attributable to an increase in employee-related expenses of $1.2 million, including an increase in stock-based compensation expense of $0.2 million, as we continued to invest in key accounting, finance, legal and management positions within the organization. We also invested in infrastructure to prepare for the growth of the business, which led to an increase in facility costs of $0.5 million and an increase in outside services expense of $0.2 million. In addition, bad debt expenses increased $0.5 million due to an increase in provisions for potential issues with collectability as we expand our customer base, particularly internationally. These increases were partially offset by decreases in recruiting and relocation costs of $0.6 million as we utilized internal resources for these efforts subsequent to building out a recruiting department in 2011.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consist primarily of the interest expense on our capital lease obligations and notes payable, interest income earned on our cash and cash equivalents and marketable securities, foreign exchange gains and losses, and prior to our IPO in August 2013, the revaluation of our outstanding convertible preferred stock warrants (in thousands).

	Year Ended December 31,	Change	Year Ended December 31,	Change	Year Ended December 31,
	2013		$2012		$2011
			(in thousands)
Interest expense	$(47)	$(70)	$(117)	$47	$(164)
Transaction gain (loss) on foreign exchange	(120)	86	(34)	(25)	(9)
Change in fair value of warrants liability	(125)	23	(102)	(120)	18
Other non-operating income (loss), net	6	(17)	(11)	17	(28)
Interest and other income (expense)	$(286)	$22	$(264)	$(81)	$(183)

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

For 2013, interest and other income and (expenses), net remained relatively flat compared to 2012. Foreign exchange losses of $0.1 million were offset by $0.1 million net interest earned on our short- and long-term marketable securities.

For 2012, the change in other income (expense), net, reflects the revaluation of outstanding convertible preferred stock warrants, partially offset by a decrease in interest expense as a result of principal payments on capital leases and notes payable.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the U.S. and income taxes in certain foreign jurisdictions, deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the realization of net operating loss carryforwards (in thousands).

	Year Ended December 31,	Change	Year Ended December 31,	Change	Year Ended December 31,
	2013		$2012		$2011
			(in thousands)
Income tax (expense) benefit	$(670)	$(58)	$(612)	$(674)	$62

For 2013 and 2012, income tax expense was primarily related to the federal alternative minimum tax, state taxes and taxes due in foreign jurisdictions. In 2011 we recorded deferred tax assets for the United Kingdom in the amount of $0.1 million, resulting in a tax benefit.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude expenses for: interest, income taxes, depreciation and amortization, and stock-based compensation. We believe that adjusted EBITDA provides useful information to investors in understanding and evaluating our operating results in the same manner as management and the board of directors. This non-GAAP information is not necessarily comparable to non-GAAP information of other companies. Non-GAAP information should not be viewed as a substitute for, or superior to, net income (loss) prepared in accordance with GAAP as a measure of our profitability or liquidity. Users of this financial information should consider the types of events and transactions for which adjustments have been made. The following is a reconciliation of adjusted EBITDA to net income (loss) for the periods indicated below:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Net income (loss)	$321	$6,266	$(11,089)
Adjustments:
Interest expense	47	117	164
Income tax expense (benefit)	670	612	(62)
Depreciation and amortization expense	4,103	2,783	2,097
Stock-based compensation expense	3,834	2,042	1,468
Total Adjustments	8,654	5,554	3,667
Adjusted EBITDA	$8,975	$11,820	$(7,422)

We have included adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by us and the board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted EBITDA provides useful information in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation;
•	adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and
•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure

Because of these limitations, adjusted EBITDA should be considered alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results.

Quarterly Results of Operations

The following tables presenting our unaudited quarterly results of operations should be read in conjunction with the consolidated financial statements and notes included in Item 8 of this Annual Report on Form 10-K. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. Our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

The following tables present unaudited quarterly results for 2013 and 2012. These tables include all adjustments, consisting only of normal recurring adjustments that we consider for the fair statement of our consolidated financial position and operating results for the quarters presented. Seasonality has caused, and is likely to continue to cause fluctuations in our quarterly results.

Selected summarized quarterly financial information for 2013 and 2012 is as follows (in thousands, except per share amounts):

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2013
Revenue	$54,039	$36,157	$34,320	$26,612
Gross profit	$25,976	$17,189	$15,662	$12,059
Net income (loss)	$5,379	$(627)	$(1,093)	$(3,338)
Net income (loss) attributable to common stock holders	$5,379	$(627)	$(1,093)	$(3,338)
Earnings per share attributable to common stock holders (a):
Basic	$0.17	$(0.03)	$(0.23)	$(0.69)
Diluted	$0.16	$(0.03)	$(0.23)	$(0.69)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2012
Revenue	$45,469	$26,010	$25,196	$20,069
Gross profit	$22,027	$11,608	$11,544	$8,580
Net income (loss)	$7,155	$476	$127	$(1,492)
Net income (loss) attributable to common stock holders	$362	$—	$—	$(1,492)
Earnings per share attributable to common stock holders (a):
Basic	$0.08	$0.00	$0.00	$(0.33)
Diluted	$0.06	$0.00	$0.00	$(0.33)

(a)

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities. As of December 31, 2013, we had $64.1 million in cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of money market funds, corporate bonds, commercial paper and certificate of deposits. Cash held internationally as of December 31, 2013 totaled $0.3 million and was not material to our liquidity or financial position. As of December 31, 2013, we had capital lease obligations of $0.4 million related to the purchase of property, equipment and software.

Since inception, we have financed our operations and capital expenditures primarily through private sales of convertible preferred stock. On August 12, 2013, we closed our IPO in which we issued and sold 5,125,000 shares of common stock resulting in net proceeds of approximately $40.0 million, after deducting underwriting discounts and commissions of $3.2 million and offering expenses of $2.9 million. Upon the closing of the IPO, all of our convertible preferred stock outstanding automatically converted into 21,840,537 shares of common stock, based on the shares of convertible preferred stock outstanding as of August 12, 2013. In addition, all outstanding warrants to purchase convertible preferred stock automatically converted into warrants to purchase 53,983 shares of common stock, and the preferred stock warrant liability of $0.4 million as of August 12, 2013 was reclassified to additional paid-in capital.

We believe that our existing cash, cash equivalents, and marketable securities balance will be sufficient to meet our anticipated cash requirements through at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under Part I, Item 1A: "Risk Factors" in this Annual Report on Form 10-K. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain needed additional funds, we will have to reduce our operating expenses, which would impair our growth prospects and could otherwise negatively impact our business.

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2013	2012	2011
Consolidated Statements of Cash Flows Data:	(in thousands)
Net cash provided by (used in) operating activities	$463	$2,683	$(17,557)
Net cash used in investing activities	$(25,232)	$(3,599)	$(3,455)
Net cash provided by financing activities	$39,441	$9,871	$11,426

Operating Activities

Our primary source of cash from operating activities is receipts from the sale of our advertising solutions to our customers. Our primary uses of cash from operating activities are payments to publishers and other vendors for the purchase of digital media inventory and related costs, employee compensation and related expenses, sales and marketing expenses, general operating expenses, and the purchase of property and equipment.

We generated $0.5 million of cash from operating activities during 2013, primarily resulting from net income of $0.3 million, as adjusted for non-cash charges related to:

•	Depreciation and amortization of $4.1 million;
•	Stock-based compensation of $3.8 million;
•	Bad debt expense of $0.5 million; and
•	Deferred income taxes of $(0.2) million

In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows:

•

$11.0 million from an increase in accounts payable, accrued digital media property owner costs and other accrued liabilities as a result of the growth of our business and the timing of payments to our vendors

•

$(17.9) million from an increase in accounts receivable due to an increase in billings for advertising campaigns, especially during the fourth quarter ended December 31, 2013, as well as timing of payments from these advertising customers;

•	$(1.2) million from an increase in prepaid expenses and other current assets primarily due to the timing of payments for rent, insurance and other operating costs;

We generated $2.7 million of cash from operating activities during 2012, primarily resulting from net income of $6.3 million, as adjusted for non-cash charges related to:

•	Depreciation and amortization of $2.8 million;
•	Stock-based compensation of $2.0 million; and
•	Bad debt expense of $0.4 million

In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows:

•	$9.0 million from an increase in accrued digital media property owner costs and other accrued liabilities as a result of the growth of our business;
•

$(16.5) million from an increase in accounts receivable due to an increase in billings for advertising campaigns, especially during the fourth quarter ended December 31, 2012, as well as timing of payments from these advertising customers;

•	$(1.2) million from a decrease in accounts payable of due to the timing of payments to vendors

We used $17.6 million of cash for operating activities during 2011, primarily resulting from a net loss of $11.1 million, as adjusted for non-cash charges related to:

•	Depreciation and amortization of $2.1 million; and
•	Stock-based compensation of $1.5 million

In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows:

•

$(12.2) million from an increase in accounts receivable due to an increase in billings for advertising campaigns, especially during the fourth quarter ended December 31, 2011, as well as timing of payments from these advertising customers;

•	$(2.9) million from a decrease in accounts payable primarily relating to the timing of payments to vendors;
•	$(0.5) million from an increase in prepaid expenses, deposits and other assets primarily relating to an increase in security deposits and other prepayments; and
•	$5.8 million from an increase in accrued digital media property owner costs and other accrued liabilities as a result of the growth of our business

Investing Activities

Prior to 2013, our primary investing activities have consisted of (i) purchases of property and equipment to support the build out of our data centers and software to support website development and operations, and our corporate infrastructure, and (ii) acquisitions. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and website and internal-use software and development. During 2013, we purchased marketable securities using cash proceeds we received from our IPO in August 2013.

We used $25.2 million of cash for investing activities during 2013, primarily as follows:

•	$21.5 million to purchase short- and long-term marketable securities;
•	$2.0 million to purchase property, equipment and software; and
•	$1.8 million to develop software for internal use.

We used $3.6 million of cash for investing activities during 2012, primarily as follows:

•	$1.7 million to purchase property, equipment and software;
•	$0.8 million for business acquisitions, net of cash acquired;
•	$0.7 million to develop software for internal use; and
•	$0.3 million to segregate as restricted cash.

We used $3.5 million of cash for investing activities during 2011, primarily as follows:

•	$1.4 million to purchase property, equipment and software;
•	$1.3 million for business acquisitions, net of cash acquired; and
•	$0.7 million to develop software for internal use.

Financing Activities

Our financing activities have consisted primarily of net proceeds from the issuance of convertible preferred stock, notes payable with a bank and the issuance of common stock related to the exercise of stock options. In our IPO, which closed on August 12, 2013, we issued and sold 5,125,000 shares of common stock at a price of $9.00 per share. Net proceeds were approximately $40.0 million, after deducting underwriting discounts and commissions of $3.2 million and offering expenses of $2.9 million.

We generated $39.4 million of cash from financing activities during 2013. We received $40.0 million of net cash proceeds in connection with our IPO and $0.3 million of proceeds from the exercise of common stock options, partially offset by $0.8 million of repayments of borrowings under notes payable and capital leases.

We generated $9.9 million of cash from financing activities during 2012. We issued 7,612,087 shares of Series D-1 preferred stock for net proceeds of $10.0 million and we received $0.7 million from proceeds from the exercise of common stock options. This was offset by repayments of $0.9 million of borrowings under notes payable and capital leases.

We generated $11.4 million of cash from financing activities during 2011. We issued 9,134,503 shares of Series D-1 preferred stock for net proceeds of $11.9 million and we received $0.2 million from proceeds from the exercise of common stock options. This was offset by repayments of $0.7 million of borrowings under notes payable and capital leases.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of December 31, 2013 and 2012.

Indemnification Agreements

In the ordinary course of business, we provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, solutions to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees.

Contractual Obligations

We lease various office facilities, including our corporate headquarters in Redwood City, California, under operating lease agreements that expire through June 2018. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. Rent expense under operating leases totaled $2.2 million, $1.6 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

We also have capital lease obligations, and enter into agreements with digital media property owners that require the purchase of a minimum number of impressions on a monthly or quarterly basis. Our capital lease obligations mature at various dates through June 2015, while purchase commitments expire on various dates through December 2014.

Our future minimum payments under these arrangements as of December 31, 2013 are as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating lease obligations	$4,154	$1,953	$2,201	$—	$—
Capital lease obligations	388	366	22	—	—
Traffic acquisition costs and other purchase commitments	2,742	2,742	—	—	—
Total minimum payments	$7,284	$5,061	$2,223	$—	$—

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. The Company has determined its uncertain tax positions as of December 31, 2013 will not result in any additional taxes payable by the Company. As a result, no amounts are shown in the table above relating to the Company’s uncertain tax positions.

Critical Accounting Policies and Estimates

We prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with revenue recognition, internal-use software development costs, business combinations, income taxes and stock-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 2 of the notes to our consolidated financial statements.

Revenue Recognition

Our revenue is principally derived from advertising services measured by the number of advertising impressions displayed on digital media properties owned and controlled by third party digital media property owners and priced on a CPM basis. We recognize revenue when: (1) persuasive evidence exists of an arrangement with the customer reflecting the terms and conditions under which products or services will be provided; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. For all revenue transactions, we consider a signed agreement, a binding insertion order or other similar documentation to be persuasive evidence of an arrangement. Our arrangements generally do not include a provision for cancellation, termination, or refunds that would significantly impact revenue recognition. Arrangements for these services generally have a term of up to three months and in some cases the term may be up to one year.

In the normal course of business, we act as a facilitator in executing transactions with third parties. The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether we are acting as the principal or an agent in the transaction. In determining whether we act as the principal or an agent, we follow the accounting guidance for principal-agent considerations. While none of the factors identified in this guidance is individually considered presumptive or determinative, because we are the primary obligor and is responsible for (i) identifying and contracting with third party advertisers, (ii) establishing the selling prices of the advertisements sold, (iii) performing all billing and collection activities including retaining credit risk and (iv) bearing sole responsibility for fulfillment of the advertising, we act as the principal in these arrangements and therefore reports revenue earned and costs incurred on a gross basis.

We generally recognize revenue based on delivery information from a combination of third party reporting and our proprietary campaign tracking systems.

Multiple-element Arrangements

We enter into arrangements with customers to sell advertising packages that include different media placements or ad services that are delivered at the same time, or within close proximity of one another.

Beginning on January 1, 2011, we adopted authoritative guidance on multiple element arrangements, using the prospective method for all arrangements entered into or materially modified from the date of adoption. Under this guidance, at the inception of an arrangement, we allocate arrangement consideration in multiple-deliverable revenue arrangements to all deliverables, based on the relative selling price method in accordance with the selling price hierarchy, which includes: (1) vendor-specific objective evidence (“VSOE”), if available; (2) third party evidence (“TPE”), if VSOE is not available; and (3) best estimate of selling price (“BESP”) if neither VSOE nor TPE is available.

VSOE—We evaluate VSOE based on our historical pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, we require that a substantial majority of the standalone selling prices for these services fall within a reasonably narrow pricing range. We historically have not entered into a large volume of single element arrangements, so we have not been able to establish VSOE for any of our advertising products.

TPE—When VSOE cannot be established for deliverables in multiple element arrangements, we apply judgment with respect to whether we can establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of services cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor services' selling prices are on a standalone basis. As a result, we have not been able to establish selling price based on TPE.

BESP—When we are unable to establish selling price using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the service were sold on a standalone basis. BESP is generally used to allocate the selling price to deliverables in our multiple element arrangements. We determine BESP for deliverables by considering multiple factors including, but not limited to, prices we charge for similar offerings, class of advertiser, size of transaction, seasonality, observed pricing trends, available online inventory, industry pricing strategies, market conditions and competitive landscape. We limit the amount of allocable arrangement consideration to amounts that are fixed or determinable and that are not contingent on future performance or future deliverables. We will regularly review BESP. Changes in assumptions or judgments or changes to the elements in the arrangement could cause a material increase or decrease in the amount of revenue that we report in a particular period.

We recognize the relative fair value of the media placements or ad services as they are delivered assuming all other revenue recognition criteria are met.

Deferred revenue is comprised of contractual billings in excess of recognized revenue and payments received in advance of revenue recognition

Internal-use Software Development Costs

We capitalize certain costs related to software developed for internal use. In accordance with authoritative guidance, we begin to capitalize our costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in product development expenses on our consolidated statements of operations. Costs incurred for enhancements that are expected to result in additional features or functionality are capitalized and expensed over the estimated useful life of the enhancements, generally three years.

Business Combinations

When we acquire a business, we determine the acquisition purchase price as the sum of the consideration we provide. When we issue stock-based awards to an acquired company's selling stockholders, we evaluate whether the awards are contingent consideration or compensation for post-business combination services. Our evaluation includes, among other things, whether the vesting of the stock-based awards is contingent on the continued employment of the selling stockholder beyond the acquisition date. If continued employment is required for vesting, the awards are treated as compensation for post-acquisition services and recognized as future compensation expense over the required service period.

We allocate the purchase price in a business combination to the identifiable assets and liabilities of the acquired business at their acquisition date fair values. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill. To date, the assets acquired and liabilities assumed in our business combinations have primarily consisted of acquired working capital and definite-lived intangible assets. The carrying value of acquired working capital is assumed to be equal to its fair value, given the short-term nature of these assets and liabilities.

Income Taxes

We account for income taxes in accordance with authoritative guidance, which requires the use of the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based upon the difference between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. We established a full valuation allowance to offset domestic net deferred tax assets as of December 31, 2011 and 2012 due to the uncertainty of realizing future tax benefits from our net operating loss carry forwards and other deferred tax assets. Our valuation allowance as of December 31, 2013 was attributable to the uncertainty of realizing future tax benefits from U.S. net operating losses, foreign timing differences and other deferred tax assets.

As of December 31, 2013, we had U.S. federal net operating loss carry forwards of approximately $8.3 million, expiring beginning in 2025. As of December 31, 2013, we had U.S. state net operating loss carry forwards of approximately $14.8 million, expiring beginning in 2015. As of December 31, 2013 we had federal research and development tax credits of approximately $0.7 million, expiring beginning in 2025. As of December 31, 2013, we had state research and development tax credits of approximately $0.6 million which carries forward indefinitely.

We operate in various tax jurisdictions and we are subject to audit by various tax authorities. We provide for tax contingencies whenever it is deemed probable that a tax asset has been impaired or a tax liability has been incurred for events such as tax claims or changes in tax laws. Tax contingencies are based upon their technical merits, relative tax law, and the specific facts and circumstances as of each reporting period. Changes in facts and circumstances could result in material changes to the amounts recorded for such tax contingencies.

We record uncertain tax positions in accordance with accounting standards on the basis of a two-step process whereby (1) a determination is made as to whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold we recognize the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority.

Stock-based Compensation

We account for stock-based compensation in accordance with the authoritative guidance on stock compensation. Under the fair value recognition provisions of this guidance, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award.

Determining the fair value of stock-based awards at the grant date requires judgment. We use the Black-Scholes option valuation model to determine the fair value of stock options. The determination of the grant date fair value of options using an option valuation model is affected by our common stock fair value as well as assumptions regarding a number of other complex and subjective variables. These variables include our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends.

Recently Issued and Adopted Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (“JOBS Act”), we meet the definition of an “emerging growth company.” We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

In February 2013, the FASB issued ASU 2013-2, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (ASU 2013-2), to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-2 requires presentation, either on the face of the financial statements or in the notes, of amounts reclassified out of accumulated other comprehensive income by component and by net income line item. ASU 2013-2 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. We adopted ASU 2013-2 in the first quarter of fiscal 2014. The adoption of ASU 2013-2 did not have a significant impact on our consolidated financial statements.

In July 2013, the FASB issued amended standards that provided explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance became effective on January 1, 2014 and should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. We are currently assessing the impact of this new guidance.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate and foreign exchange risks and inflation.

Interest Rate Fluctuation Risk

Our cash and cash equivalents consist of cash and highly liquid, short-term money market funds. Our marketable securities are classified as available-for-sale and consist of highly liquid corporate bonds, commercial paper and certificates of deposits that comply with our minimum credit rating policy. Short-term marketable securities consist of investments with final maturities of at least three months from the date of purchase that we intend to own for up to 12 months. Long-term marketable securities consist of investments with final maturities of more than 12 months that we intend to own for at least 12 months, but not more than 24 months. By policy, the final maturity for each security within the portfolio shall not exceed 24 months from the date of purchase and the weighted average maturity of the portfolio shall not exceed 12 months at any point in time. Our borrowings under notes payable and capital lease obligations are generally at fixed interest rates.

The primary objective of our investment activities is to preserve principal while maintaining liquidity and maximizing income without significantly increasing risk. Because our cash and cash equivalents have short maturities of less than three months, our cash and cash equivalents fair value is relatively insensitive to interest rate changes.

To provide a meaningful assessment of the interest rate risk associated with the our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our portfolio. Based on investment positions as of December 31, 2013, a hypothetical 100 basis point increase in interest rates across all maturities in our portfolio would result in an immaterial incremental decline in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity. As such, we do not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. We do not enter into investments for trading or speculative purposes.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary financial information required by this Item 8 is included in Item 7 under the caption “Quarterly Results of Operations.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

YuMe, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock, convertible preferred stock and stockholders’ equity (deficit), and cash flows present fairly, in all material respects, the financial position of YuMe, Inc. and its subsidiaries (the “Company”) at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 27, 2014

YuMe, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31, 2013	As of December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$42,626	$27,909
Marketable securities	7,295	–
Accounts receivable, net	65,493	48,067
Prepaid expenses and other current assets	2,572	1,355
Total current assets	117,986	77,331
Marketable securities, long-term	14,186	–
Property, equipment and software, net	6,610	5,551
Goodwill	3,902	3,902
Intangible assets, net	2,049	2,847
Restricted cash	292	292
Deposits and other assets	362	691
Total assets	$145,387	$90,614
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$7,722	$6,893
Accrued digital media property owner costs	17,359	12,475
Accrued liabilities	12,734	7,219
Deferred revenue	314	528
Notes payable, current	–	185
Capital leases, current	359	631
Total current liabilities	38,488	27,931
Capital leases, non-current	22	380
Other long-term liabilities	139	178
Deferred tax liability	773	962
Preferred stock warrant liability	–	301
Total liabilities	39,422	29,752
Commitments and contingencies (Note 10)
Convertible preferred stock: $0.001 par value; 130,130,239 authorized, 129,806,334 issued and outstanding as of December 31, 2012. All convertible preferred shares were converted into shares of common shares (Note 11)	–	76,191
Stockholders’ equity (deficit):
Preferred stock: $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding as of December 31, 2013 and December 31, 2012	–	–
Common stock: $0.001 par value; 200,000,000 and 192,939,347 shares authorized as of December 31, 2013 and December 31, 2012, respectively; 31,933,862 and 4,816,863 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	32	5
Additional paid-in-capital	127,690	6,782
Treasury stock: 66,666 shares as of December 31, 2013, no shares as of December 31, 2012	–	–
Accumulated deficit	(21,677)	(21,998)
Accumulated other comprehensive loss	(80)	(118)
Total stockholders’ equity (deficit)	105,965	(15,329)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$145,387	$90,614

See accompanying notes to consolidated financial statements.

YuMe, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Revenue	$151,128	$116,744	$68,565
Cost of revenue	80,242	62,985	42,787
Gross profit	70,886	53,759	25,778
Operating expenses:
Sales and marketing	47,118	31,385	23,416
Research and development	4,499	2,766	2,734
General and administrative	17,992	12,466	10,596
Total operating expenses	69,609	46,617	36,746
Income (loss) from operations	1,277	7,142	(10,968)
Interest and other income (expense)
Interest expense	(47)	(117)	(164)
Other income (expense), net	(239)	(147)	(19)
Total interest and other income (expense)	(286)	(264)	(183)
Income (loss) before income taxes	991	6,878	(11,151)
Income tax (expense) benefit	(670)	(612)	62
Net income (loss)	$321	$6,266	$(11,089)
Net income (loss) attributable to common stockholders	$321	$89	$(11,089)
Net income (loss) per share attributable to common stockholders:
Basic	$0.02	$0.02	$(3.04)
Diluted	$0.02	$0.02	$(3.04)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	15,752	4,716	3,650
Diluted	17,250	5,545	3,650

See accompanying notes to consolidated financial statements.

YuMe, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Net income (loss)	$321	$6,266	$(11,089)
Other comprehensive income (loss):
Foreign currency translation adjustments	45	(69)	(42)
Unrealized loss on marketable securities, net of tax	(7)	–	–
Other comprehensive income (loss)	38	(69)	(42)
Comprehensive income (loss)	$359	$6,197	$(11,131)

See accompanying notes to consolidated financial statements.

YuMe, Inc.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balances at December 31, 2010	111,059,744	$50,997	3,505,520	$4	–	$–	$1,833	$(17,175)	$(7)	$(15,345)
Issuance of Series D-1 convertible preferred stock, net of issuance costs of $75	9,134,503	11,922	–	–	–	–	–	–	–	–
Issuance of common stock upon exercise of stock options	–	–	326,705	–	–	–	197	–	–	197
Issuance of common stock upon legal settlement	–	–	62,500	–	–	–	289	–	–	289
Issuance of restricted stock	–	–	833	–	–	–	4	–	–	4
Stock-based compensation	–	–	–	–	–	–	1,542	–	–	1,542
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	(42)	(42)
Net loss	–	–	–	–	–	–	–	(11,089)	–	(11,089)
Balances at December 31, 2011	120,194,247	$62,919	3,895,558	$4	–	$–	$3,865	$(28,264)	$(49)	$(24,444)
Issuance of Series D-1 convertible preferred stock, net of issuance costs of $47	7,612,087	9,953	–	–	–	–	–	–	–	–
Issuance of Series D-1 convertible preferred stock upon acquisition of Crowd Science, Inc., net of issuance costs of $21	2,000,000	3,319	–	–	–	–	–	–	–	–
Issuance of common stock upon exercise of stock options	–	–	921,305	1	–	–	700	–	–	701
Income tax benefit from employee stock transactions	–	–	–	–	–	–	96	–	–	96
Stock-based compensation	–	–	–	–	–	–	2,121	–	–	2,121
Foreign currency translation adjustment	–	–	–	–	–	–	0	–	(69)	(69)
Net income	–	–	–	–	–	–	0	6,266	–	6,266
Balances at December 31, 2012	129,806,334	$76,191	4,816,863	$5	–	$–	$6,782	$(21,998)	$(118)	$(15,329)
Issuance of common stock upon exercise of stock options and warrants	–	–	215,960	–	–	–	282	–	–	282
Issuance of common stock upon the vesting of restricted stock units, net of shares withheld in connection with tax withholding requirements for net shares settlements of RSUs	–	–	2,168	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	–	–	4,060	–	–	4,060
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	45	45
Unrealized losses on marketable securities	–	–	–	–	–	–	–	–	(7)	(7)
Conversion of preferred stock to common stock	(129,806,334)	(76,191)	21,840,537	22	–	–	76,169	–	–	76,191
Conversion of preferred stock warrants to common stock warrants	–	–	–	–	–	–	426	–	–	426
Initial public offering, net of issuance costs	–	–	5,125,000	5	–	–	39,971	–	–	39,976
Treasury stock (Note 11)	–	–	(66,666)	–	66,666	–	–	–	–	–
Net income	–	–	–	–	–	–	–	321	–	321
Balances at December 31, 2013	–	$–	31,933,862	$32	66,666	$–	$127,690	$(21,677)	$(80)	$105,965

 See accompanying notes to consolidated financial statements.

YuMe, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Operating activities:
Net income (loss)	$321	$6,266	$(11,089)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,103	2,783	2,097
Stock-based compensation	3,834	2,042	1,468
Provision for bad debt	493	393	156
Deferred income taxes	(189)	56	(142)
Excess income tax benefit from the exercise of stock options	–	(96)	–
Change in fair value of preferred stock warrants	125	102	(18)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(17,919)	(16,520)	(12,168)
Prepaid expenses and other current assets	(1,227)	(378)	(146)
Deposits and other assets	173	(62)	(332)
Accounts payable	447	(1,175)	(2,942)
Accrued digital media property owner costs	4,884	6,530	4,834
Accrued liabilities	5,671	2,486	960
Deferred revenue	(214)	212	(308)
Other liabilities	(39)	44	73
Net cash provided by (used in) operating activities	463	2,683	(17,557)
Investing activities:
Purchases of property and equipment	(1,992)	(1,716)	(1,437)
Capitalized software development costs	(1,752)	(747)	(739)
Purchases of marketable securities	(21,488)	–	–
Acquisitions, net of cash acquired	–	(844)	(1,279)
Change in restricted cash		(292)	–
Net cash used in investing activities	(25,232)	(3,599)	(3,455)
Financing activities:
Proceeds from initial public offering, net of offering costs	39,976	–	–
Net proceeds from the issuance of convertible preferred stock	–	9,953	11,922
Repayments of borrowings under notes payable	(185)	(344)	(324)
Repayments of borrowings under capital leases	(632)	(535)	(373)
Excess income tax benefit from the exercise of stock options	–	96	–
Proceeds from exercise of common stock options and warrants	282	701	201
Net cash provided by financing activities	39,441	9,871	11,426
Effect of exchange rate changes on cash and cash equivalents	45	(69)	(9)
Change in cash and cash equivalents	14,717	8,886	(9,595)
Cash and cash equivalents—Beginning of period	27,909	19,023	28,618
Cash and cash equivalents—End of period	$42,626	$27,909	$19,023
Supplemental disclosures of cash flow information:
Cash paid for interest	$48	$117	$164
Cash paid for income taxes	$440	$85	$55
Stock-based compensation capitalized for internal-use software	$226	$79	$74
Non-cash investing and financing activities:
Purchases of property and equipment under capital lease obligations	–	$187	$1,732
Purchases of property and equipment recorded in accounts payable	$382	$200	$17
Deferred offering costs recorded in accounts payable and accrued liabilities	–	$156	–
Issuance of 2,000,000 shares of Series D-1 preferred stock for acquisition of Crowd Science, Inc.	–	$3,319	–

See accompanying notes to consolidated financial statements.

1.    Organization and Description of Business

Organization and Nature of Operations

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

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”).

In July 2013, the Company's board of directors and stockholders approved an amendment to the amended and restated certificate of incorporation. The amendment provided for a 1-for-6 reverse stock split of the outstanding common stock, effective July 24, 2013. Accordingly, (i) every six shares of common stock have been combined into one share of common stock, (ii) the number of shares of common stock into which each outstanding option or warrant to purchase common stock is exercisable, as the case may be, have been proportionately decreased on a 1-for-6 basis, (iii) the exercise price for each such outstanding option or warrant to purchase common stock has been proportionately increased on a 6-for-1 basis, and (iv) the conversion ratio for each share of preferred stock outstanding was proportionately reduced on a 1-for-6 basis. All of the share numbers, share prices, and exercise prices have been adjusted within these financial statements, on a retroactive basis, to reflect this 1-for-6 reverse stock split. The Company paid cash in lieu of any fractional shares to which a holder of common stock would otherwise be entitled as a result of the reverse stock split.

On August 12, 2013, the Company closed the initial public offering (“IPO”) of its common stock pursuant to a registration statement on Form S-1. In the IPO, the Company sold 5,125,000 shares of common stock at a public offering price of $9.00 per share. Net proceeds were approximately $40.0 million, after deducting underwriting discounts and commissions of $3.2 million and offering expenses of $2.9 million. Upon the closing of the IPO, all outstanding shares of the Company’s convertible preferred stock automatically converted into 21,840,537 shares of common stock and all outstanding warrants to purchase convertible preferred stock converted into warrants to purchase 53,983 shares of common stock.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Certain Significant Risks and Uncertainties

The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, the Company believes that changes in any of the following areas could have a significant negative effect on its future financial position, results of operations, or cash flows: rates of revenue growth; traffic to and pricing with the Company's network of digital media property owners; scaling and adaptation of existing technology and network infrastructure; management of the Company's growth; new markets and international expansion; protection of the Company's brand, reputation and intellectual property; competition in the Company's markets; recruiting and retaining qualified employees and key personnel; intellectual property infringement and other claims; and changes in government regulation affecting the Company's business, among other things.

2.    Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company's consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from management's estimates.

Foreign Currency Translation and Transactions

The consolidated financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of foreign subsidiaries are translated at exchange rates in effect as of the balance sheet date. Revenues and expenses are translated at average exchanges rates in effect during the period. Translation adjustments are recorded within accumulated other comprehensive loss, a separate component of stockholders' equity (deficit), on the consolidated balance sheets. Foreign exchange transaction gains and losses have not been material to the Company's consolidated financial statements for all periods presented.

Cash and Cash Equivalents

To date, the Company invests its excess cash in money market funds. The Company considers all highly liquid financial instruments purchased with original maturities of three months or less to be cash equivalents.

Marketable Securities

The Company began investing its cash and cash equivalents in marketable securities during the fourth quarter of 2013. Marketable securities are classified as available-for-sale and consist of highly liquid corporate bonds, commercial paper and certificates of deposits that comply with the Company’s minimum credit rating policy. Short-term marketable securities consist of investments with final maturities of at least three months from the date of purchase that the Company intends to own for up to 12 months. Long-term marketable securities consist of investments with final maturities of more than 12 months from the date of purchase that the Company intends to own for more than 12 months, but not more than 24 months. By policy, the final maturity for each security within the portfolio shall not exceed 24 months from the date of purchase and the weighted average maturity of the portfolio shall not exceed 12 months at any point in time. Marketable securities are carried at fair value with unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity (deficit) on the consolidated balance sheets. See Note 4 for additional information regarding the Company’s marketable securities.

Restricted Cash

The lease agreement for the Company's New York office requires a security deposit to be maintained in the form of an unconditional, irrevocable letter of credit issued to the benefit of the landlord. The letter of credit is subject to renewal annually until the lease expires. As of December 31, 2013 and 2012, the Company had letters of credit totaling $0.3 million included in restricted cash in the consolidated financial statements.

Concentrations and Other Risks

Financial instruments that subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. Cash and cash equivalents are deposited with one domestic and five foreign highly rated financial institutions and cash equivalents are invested in highly rated money market funds. Periodically, such balances may be in excess of federally insured limits. Marketable securities consist of highly liquid corporate bonds, commercial paper and certificates of deposits that comply with the Company’s minimum credit rating policy.

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

One advertising agency customer accounted for 19%, 21% and 15% of the Company’s revenue in 2013, 2012 and 2011, respectively. The same customer accounted for 17% and 27% of the Company’s accounts receivable as of December 31, 2013 and 2012, respectively.

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Years Ended December 31,
	2013	2012	2011
Allowance for doubtful accounts:
Balance – beginning of period	$563	$170	$14
Provision for bad debt	493	393	156
Balance – end of period	$1,056	$563	$170

The Company did not write-off any doubtful accounts as bad debt during the years ended December 31, 2013, 2012 and 2011.

Property, Equipment and Software

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which are generally three to five years. Leasehold improvements are amortized over the shorter of the asset life or remaining lease term.

Internal-Use Software Development Costs

The Company capitalizes the costs to develop internal-use software when preliminary development efforts are successfully completed, it has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of the software, which approximates three years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. Costs incurred for upgrades and enhancements that are expected to result in additional material functionality are capitalized and amortized over the respective estimated useful life.

The Company capitalized $2.0 million, $0.8 million and $0.8 million of internal-use software costs during the years ended December 31, 2013, 2012 and 2011, respectively, which are included in property, equipment and software on the consolidated balance sheets. Amortization expense totaled approximately $1.0 million, $0.9 million and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Impairment of Long-lived Assets

The Company evaluates its long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported as a separate caption at the lower of the carrying amount or fair value less costs to sell. There were no impairment charges recorded or changes in estimated useful lives during years ended December 31, 2013, 2012 and 2011.

Deferred Offering Costs

Deferred offering costs consisted primarily of direct incremental costs related to the Company's IPO. Upon completion of the IPO in August 2013, these amounts were offset against the proceeds of the offering. Consequently, there were no deferred offering costs included on the Company’s consolidated balance sheets as of December 31, 2013. There were $0.2 million of deferred offering costs included in “Deposits and other assets” on the consolidated balance sheets as of December 31, 2012.

Deferred Rent

The Company leases facilities worldwide under non-cancelable operating leases that expire through October 2016. These leases contain various renewal options. The Company recognizes rent holidays and escalating rent provisions on a straight-line basis over the term of the lease. The Company's deferred rent liability related to these facilities was approximately $0.2 million at both December 31, 2013 and 2012, which are included in “Accrued liabilities” and “Other long-term liabilities” on the consolidated balance sheets.

Revenue Recognition

The Company's revenue is principally derived from advertising services measured by the number of advertising impressions displayed on digital media properties owned and controlled by third-party digital media property owners and primarily priced on a cost per thousand impressions ("CPM") basis. The Company recognizes revenue when: (1) persuasive evidence exists of an arrangement with the customer reflecting the terms and conditions under which products or services will be provided; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. For all revenue transactions, the Company considers a signed agreement, a binding insertion order or other similar documentation to be persuasive evidence of an arrangement. Arrangements for these services generally have a term of up to three months. In some cases the term may be up to one year or more.

In the normal course of business, the Company acts as a facilitator in executing transactions with third parties. The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether the Company is acting as the principal or an agent in the transaction. In determining whether the Company acts as the principal or an agent, the Company follows the accounting guidance for principal-agent considerations. While none of the factors identified in this guidance is individually considered presumptive or determinative, because the Company is the primary obligor and is responsible for (i) identifying and contracting with third-party advertisers, (ii) establishing the selling prices of the advertisements sold, (iii) performing all billing and collection activities including retaining credit risk and (iv) bearing sole responsibility for fulfillment of the advertising, which may also include committing to buy advertising inventory in advance, the Company acts as the principal in these arrangements and therefore reports revenue earned and costs incurred on a gross basis.

The Company recognizes revenue based on delivery information from a combination of third-party reporting and the Company's proprietary campaign tracking systems.

Multiple-element Arrangements

The Company enters into arrangements with customers to sell advertising packages that include different media placements or ad services that are delivered at the same time, or within close proximity of one another.

Beginning on January 1, 2011, the Company adopted new authoritative guidance on multiple-element arrangements, using the prospective method for all arrangements entered into or materially modified from the date of adoption. Under this new guidance, at the inception of an arrangement, the Company allocates arrangement consideration in multiple-deliverable revenue arrangements to all deliverables, based on the relative selling price method in accordance with the selling price hierarchy, which includes: (1) vendor-specific objective evidence ("VSOE") if available; (2) third-party evidence ("TPE") if VSOE is not available; and (3) best estimate of selling price ("BESP") if neither VSOE nor TPE is available.

VSOE—The Company evaluates VSOE based on its historical pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, the Company requires that a substantial majority of the standalone selling prices for these services fall within a reasonably narrow pricing range. The Company historically has not entered into a large volume of single-element arrangements, so it has not been able to establish VSOE for any of its advertising products.

TPE—When VSOE cannot be established for deliverables in multiple element arrangements, the Company applies judgment with respect to whether it can establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company's go-to-market strategy differs from that of its peers and its offerings contain a significant level of differentiation such that the comparable pricing of services cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor services' selling prices are on a standalone basis. As a result, the Company has not been able to establish selling price based on TPE.

BESP—When it is unable to establish selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the service were sold on a standalone basis. BESP is generally used to allocate the selling price to deliverables in the Company's multiple-element arrangements. The Company determines BESP for deliverables by considering multiple factors including, but not limited to, prices it charges for similar offerings, class of advertiser, size of transaction, seasonality, observed pricing trends, available online inventory, industry pricing strategies, market conditions and competitive landscape. The Company limits the amount of allocable arrangement consideration to amounts that are fixed or determinable and that are not contingent on future performance or future deliverables. The Company periodically reviews its BESP. Changes in assumptions or judgments or changes to the elements in the arrangement could cause a material increase or decrease in the amount of revenue that the Company reports in a particular period.

The Company recognizes the relative fair value of the media placements or ad services as they are delivered assuming all other revenue recognition criteria are met. Deferred revenue is comprised of contractual billings in excess of recognized revenue and payments received in advance of revenue recognition.

Cost of revenue

Cost of revenue consists of amounts incurred with digital media property owners that are directly related to a revenue-generating event, direct labor costs, amortization of revenue-producing acquired technologies, Internet access costs and depreciation expense. The Company incurs costs with digital media property owners in the period the advertising impressions are delivered or in limited circumstances, based on minimum guaranteed number of impressions. Such amounts incurred are classified as cost of revenue in the corresponding period in which the revenue is recognized in the consolidated statements of operations.

Advertising expense

The Company's advertising costs are expensed as incurred. The Company incurred approximately $1.5 million, $0.6 million and $0.8 million in advertising expenses for the years ended December 31, 2013, 2012 and 2011, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and changes in accumulated other comprehensive income (loss), which are primarily the result of foreign currency translation adjustments and unrealized gains or losses on marketable securities, net of tax.

Stock-based Compensation

The Company measures compensation expense for all stock-based payment awards, including stock options granted to employees, directors and non-employees based on the estimated fair values on the date of the grant. The fair value of each stock option granted is estimated using the Black-Scholes option valuation model. Stock-based compensation expense related to restricted stock units (“RSUs”) is based on the grant date fair value of the RSUs. Stock-based compensation is recognized on a straight-line basis over the requisite service period.

Stock-based compensation expense is recorded net of estimated forfeitures in our consolidated statements of income and as such is recorded for only those share-based awards that we expect to vest. We estimate the forfeiture rate based on historical forfeitures of equity awards and adjust the rate to reflect changes in facts and circumstances, if any. We will revise our estimated forfeiture rate if actual forfeitures differ from our initial estimates.

Goodwill

Goodwill is not amortized, but is tested for impairment at least annually or as circumstances indicate the value may no longer be recoverable. The Company evaluates goodwill for impairment annually in the fourth quarter of its fiscal year or, whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Through December 31, 2013, no impairment of goodwill has been identified.

In September 2011, the Financial Accounting Standards Board ("FASB") issued an accounting standard update that permits entities to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This new guidance was adopted by the Company on January 1, 2012 on a prospective basis and the adoption of did not materially impact the Company’s consolidated financial statements. The Company has elected to first assess qualitative factors to determine whether it is necessary to perform the two-step annual goodwill impairment test in 2013 and 2012. The Company assessed qualitative factors including its market capitalization, stock price, industry and market conditions, cost factors and cash flows and concluded that it was more likely than not that the fair value of its sole reporting unit is greater than the carrying value of goodwill.

Intangible Assets

Acquired intangible assets consist of acquired customer relationships, developed technology and non-compete agreements. Acquired intangible assets are recorded at fair value, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company reviews identifiable amortizable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. Through December 31, 2013, no impairment of intangibles has been identified.

Preferred Stock Warrant Liability

Freestanding warrants related to shares of the Company’s preferred stock that were contingently redeemable were classified as a liability on the Company's consolidated balance sheet as of December 31, 2012. The convertible preferred stock warrants were subject to re-measurement at each balance sheet date up to the date of our IPO on August 7, 2013, and any changes in fair value were recognized as a component of “Other income (expense), net.” As of August 7, 2013, all redeemable convertible preferred stock warrants were converted into warrants to purchase common stock and the liability of $0.4 million was reclassified to additional paid-in capital.

Income Taxes

The Company records income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or income tax returns. In estimating future tax consequences, expected future events other than enactments or changes in the tax law or rates are considered. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company operates in various tax jurisdictions and is subject to audit by various tax authorities. The Company provides for tax contingencies whenever it is deemed probable that a tax asset has been impaired or a tax liability has been incurred for events such as tax claims or changes in tax laws. Tax contingencies are based upon their technical merits, relative tax law, and the specific facts and circumstances as of each reporting period. Changes in facts and circumstances could result in material changes to the amounts recorded for such tax contingencies.

The Company records uncertain tax positions in accordance with accounting standards on the basis of a two-step process whereby (1) a determination is made as to whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority.

Recently Issued Accounting Standards

Under the Jumpstart Our Business Startups Act (“JOBS”) Act, the Company meets the definition of an “emerging growth company.” The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

In February 2013, the FASB issued Accounting Standards Updates (“ASU”) 2013-2, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (ASU 2013-2), to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-2 requires presentation, either on the face of the financial statements or in the notes, of amounts reclassified out of accumulated other comprehensive income by component and by net income line item. ASU 2013-2 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted ASU 2013-2 in the first quarter of fiscal 2014. The adoption of ASU 2013-2 did not have a significant impact on the Company's consolidated financial statements.

In July 2013, the FASB issued amended standards that provided explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance became effective on January 1, 2014 and should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company is currently assessing the impact of this new guidance.

3.     Acquisitions

Appealing Media Limited

On June 15, 2011 the Company completed the acquisition of Appealing Media Limited ("Appealing Media"), a European based mobile video advertising company representing premium digital media property owners across the mobile Web. All of the share capital of Appealing Media was acquired for a cash consideration of $1.3 million. The goodwill generated from the business combination is primarily related to expected synergies. The goodwill is not deductible for U.S. federal income tax purposes.

The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification Topic (“ASC”) 805 with the results of the acquired company's operations included in the consolidated financial statements starting on June 15, 2011. The key factors underlying the acquisition were to secure a European market presence, obtain the acquired company's proprietary technologies, and the opportunity for expansion.

The aggregate purchase consideration and estimated fair values of the assets acquired and liabilities assumed at the date of acquisition were as follows (in thousands):

Fair Value
Fair value of purchase consideration:
Cash consideration	$1,000
Cash escrow account	300
Total purchase consideration	$1,300

Fair Value
Fair value of net assets acquired:
Cash	$21
Other current assets	168
Property and equipment	48
Developed technology	350
Customer relationships	104
Non-compete agreement	53
Goodwill	889
Total assets acquired	1,633
Total liabilities assumed	333
Net assets acquired	$1,300

Details related to the estimated useful lives and valuation techniques utilized for estimating fair value of the intangible assets acquired are as follows:

Intangible Type	Valuation Type	Useful Life (years)
Developed Technology	Relief from royalty method	3
Customer Lists	Excess earnings method	5
Non-Compete	With and without method under the income approach	2

Pursuant to the acquisition, in 2012, the Company paid an earn-out to the principal selling shareholders of Appealing Media of $1.1 million in cash for achieving certain revenue and operational goals within one year from acquisition as listed below (dollars in thousands):

	Maximum Payout	Achievement	Actual Payout
Revenue target	$1,200	50%	$600
Hiring targets	500	100%	500
	$1,700		$1,100

The Company accounted for the earn-out as post combination expense as the achievement of the above goals was contingent on the continuing employment of the principal selling shareholders. For the years ended December 31, 2012 and 2011, $0.6 million and $0.5 million, respectively was recorded in operating expenses under “General and administrative” in the consolidated statements of operations for the earn-outs that were achieved.

In addition, the Company granted stock options to the principal selling shareholders of the acquired company, who continued as employees of the Company, that would vest based on the revenue targets attained. For the years ended December 31, 2012 and 2011, $0.1 million and $0, respectively, of stock compensation expense was recorded in operating expenses under “General and administrative” in the consolidated statements of operations.

For the year ended December 31, 2011, the Company recorded acquisition-related transaction costs of approximately $0.4 million, which were included in operating expense under “General and administrative” in the consolidated statement of operations.

The following unaudited pro forma financial information presents the results of operations of the Company and the acquired company as if the acquisition had occurred on January 1, 2011. The pro forma financial information is provided for comparative purposes only and is not necessarily indicative of what the actual results would have been had the acquisition occurred on January 1, 2011 (in thousands, except per share amounts):

Pro Forma for the Year Ended December 31, 2011
Revenue	$68,940
Net income	$(11,186)
Basic and diluted net loss per share attributable to common stockholders	$(0.51)

Crowd Science, Inc.

On December 28, 2012, the Company completed the acquisition of Crowd Science, Inc. ("Crowd Science"), a technology company providing online digital media properties audience measurement, ad targeting and web analytics. All of the share capital for Crowd Science was acquired in exchange for $1.1 million in cash and 2,000,000 shares of Series D-1 convertible preferred stock valued at $3.3 million, for a total consideration of $4.4 million. The Company held back $49,000 in cash and 400,000 shares of Series D-1 convertible preferred stock classified as contingent consideration to non-employee stockholders at the closing of the acquisition until the second anniversary of the closing date for general representations and warranties as well as performance conditions tied to the expected continuing employment of key employees. The goodwill generated from the Company's business combination is primarily related to expected synergies. The goodwill is deductible for U.S. federal income tax purposes.

The fair value of the Series D-1 convertible preferred stock of $1.67 per share was based on management's contemporaneous valuation of the Company as of December 28, 2012, the date of acquisition. In determining the enterprise equity value of the Company, management used a valuation methodology based on the income approach and the market approach utilizing guideline public companies. Once an enterprise equity value was calculated, management used the option pricing method to allocate the value to each series of preferred stock and common stock which generated a value of $1.67 per share of Series D-1 preferred stock.

As a condition to its acquisition of Crowd Science, the parties agreed that all amounts held back by the Company at closing, consisting of $49,000 in cash and 400,000 shares of Series D-1 convertible stock, may be permanently withheld by the Company if any key employee (identified in the acquisition agreement) were to voluntarily terminate his employment with the Company within the first year after closing of the acquisition. The performance conditions were not met during 2013. As such, the Company accounted for the settlement of this contingent consideration within equity during 2013. The Company’s 1-for-6 reverse stock split effective July 2013 and the conversion of preferred stock to common stock associated with the Company’s IPO in August 2013 resulted in the number of shares permanently held back by the Company to become 66,666 common stock shares. The Company accounts for the withheld shares as 66,666 shares of treasury stock.

The acquisition was accounted for as a business combination in accordance with ASC 805 with the results of the acquired company's operations included in the consolidated financial statements starting on December 28, 2012. The key factors underlying the acquisition were to acquire technology that would enhance audience reach and targeting across all video devices.

The aggregate purchase consideration and estimated fair values of the assets acquired and liabilities assumed at the date of acquisition were as follows (in thousands):

Fair Value
Fair value of purchase consideration:
Cash consideration	$1,033
Cash escrow account	49
2,000,000 Series D-1 preferred stock shares	3,319
Series D-1 issuance costs	21
Total purchase consideration	$4,422

Fair Value
Fair value of net assets acquired:
Cash	$259
Accounts receivable	163
Other current assets	63
Property and equipment	14
Other assets	30
Developed technology	2,600
Goodwill	3,013
Total assets acquired	6,142
Accounts payable and accruals	461
Deferred revenue	223
Deferred tax liability	1,036
Total liabilities assumed	1,720
Net assets acquired	$4,422

Details related to estimated useful lives and the valuation techniques utilized for estimating fair value of the intangible assets acquired are shown below:

Intangible Type	Valuation Type	Useful Life (years)
Developed Technology	Discounted cash flow method	4

The following unaudited pro forma financial information presents the results of operations of the Company and the acquired company as if the acquisition had occurred on January 1, 2011. The pro forma financial information is provided for comparative purposes only and is not necessarily indicative of what the actual results would have been had the acquisition occurred on January 1, 2011 (in thousands, except per share amounts):

	Pro Forma for the Year Ended December 31, 2012	Pro Forma for the Year Ended December 31, 2011
Revenue	$117,441	$69,146
Net income	$2,676	$(15,523)
Basic and diluted net income (loss) per share attributable to common stockholders	$0.00	$(4.25)

The acquisition related costs of approximately $0.2 million incurred during the year ended December 31, 2012 are presented in the pro forma results of the Company and Crowd Science for the year ended December 31, 2011.

4.    Cash, Cash Equivalents and Marketable Securities

The Company’s cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase. The Company has cash and cash equivalents held on its behalf by a third party of $0.2 million and $0.4 million as of December 31, 2013 and 2012, respectively. Short- and long-term marketable securities are comprised of highly liquid available-for-sale financial instruments (primarily corporate bonds, commercial paper and certificates of deposit) with final maturities of at least three months but no more than 24 months from the date of purchase. The cost, gross unrealized gains and losses and fair value of the Company’s marketable securities consisted of the following as of December 31, 2013 and 2012 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013:
Cash	$24,255	$—	$—	$24,255
Cash equivalents:
Money market funds	18,371	—	—	18,371
Total cash and cash equivalents	42,626	—	—	42,626
Marketable securities:
Corporate bonds	17,892	3	(10)	17,885
Commercial paper	2,396	—	—	2,396
Certificates of deposit	1,200	—	—	1,200
Total marketable securities	21,488	3	(10)	21,481
Total cash, cash equivalents and marketable securities	$64,114	$3	$(10)	$64,107

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2012:
Cash	$14,401	$—	$—	$14,401
Cash equivalents:
Money market funds	13,508	—	—	13,508
Total cash and cash equivalents	$27,909	$—	$—	$27,909

During the year ended December 31, 2013, no marketable securities were sold or matured and no gains or losses were realized. Unrealized gains and losses, net of taxes, are included in “Accumulated other comprehensive loss,” which is reflected as a separate component of stockholders’ equity on the consolidated balance sheets. The Company did not own any marketable securities as of December 31, 2012.

5.    Fair Value of Financial Instruments

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

Prior to the conversion of the Company’s warrant liability on August 12, 2013, its preferred stock warrants were recorded at fair value. On August 12, 2013, upon the closing of the Company’s IPO, the warrants were converted from warrants to purchase preferred stock to warrants to purchase common stock and the liability at their then fair value of $0.4 million was reclassified to additional paid-in capital. Prior to this date, all changes in the fair value of the warrants were recorded in “Other income (expense), net” in the consolidated statements of operations. The fair value of the warrants outstanding, which were remeasured to fair value on a recurring basis at each balance sheet date, was determined using the Black-Scholes option pricing model. See Note 9 for additional information. The Company recorded other income of $0.1 million in both 2013 and 2012, respectively, and other expense of $18,000 in 2011, related to the fair value adjustment of its warrants.

Marketable securities with final maturities of at least three months but no more than 12 months from the date of purchase are classified as short-term and marketable securities with final maturities of more than one year but less than two years from the date of purchase are classified as long-term. Our marketable securities are classified as available-for-sale and consist of high quality, investment grade securities from diverse issuers with predetermined minimum credit ratings. The Company values these securities based on pricing from pricing vendors who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. However, the Company classifies all of its marketable securities as having Level 2 inputs. The valuation techniques used to measure the fair value of the Company’s marketable securities having Level 2 inputs were derived from market prices that are corroborated by observable market data and quoted market prices for similar instruments.

The following tables present information about the Company’s money market funds, marketable securities and warrant liability measured at fair value on a recurring basis as of December 31, 2013 and 2012 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3	Total
Money market funds	$18,371	$–	$–	$18,371

Marketable securities:
Corporate bonds	$–	$17,885	$–	$17,885
Commercial paper		2,396		2,396
Certificates of deposit		1,200		1,200
Total marketable securities	$–	$21,481	$–	$21,481

	Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3	Total
Money market funds	$13,508	$–	$–	$13,508
Warrant liability	$–	$–	$301	$301

The following table summarizes the changes in the warrant liability classified in Level 3 for the years ended December 31, 2013, 2012 and 2011. Gains and losses reported in this table include changes in fair value that are attributable to both observable and unobservable inputs (in thousands):

	Years Ended December 31,
	2013	2012	2011
Beginning balance	$301	$199	$217
Change in fair value recorded in other income (expense), net	125	102	(18)
Reclassification of warrants to additional paid-in capital in connection with the IPO(1)	(426)	–	–
Ending Balance	$–	$301	$199

(1)

Upon the closing of the IPO, all outstanding warrants to purchase convertible preferred stock converted into warrants to purchase shares of common stock. Consequently, the Company reclassified the balance of these warrants to additional paid-in capital.

6.    Property, Equipment and Software

Property, equipment and software consisted of the following (in thousands):

	December 31,
	2013	2012
Office furniture and fixtures	$494	$464
Equipment and computers	7,082	5,069
Leasehold improvements	1,679	1,573
Software	1,305	1,080
Internally developed software costs	5,544	3,564
Total property, equipment and software	16,104	11,750
Less: accumulated depreciation and amortization	(9,494)	(6,199)
Property, equipment and software, net	$6,610	$5,551

Depreciation and amortization expense, including amortization of internal use software costs, was approximately $3.3 million, $2.6 million and $2.0 million, for the years ended December 31, 2013, 2012 and 2011, respectively.

Assets recorded under capital leases consist primarily of data center equipment and were as follows (in thousands):

	December 31,
	2013	2012
Gross assets under capital leases	$1,910	$1,910
Less: accumulated depreciation	(1,597)	(960)
Net assets under capital leases	$313	$950

7.    Goodwill and Intangible Assets

As a result of the acquisition of Appealing Media on June 15, 2011, the Company recorded the fair value of acquired intangible assets and goodwill in the amount of $0.9 million for the excess of purchase consideration over the fair value of assets and liabilities acquired. In addition, as a result of the acquisition of Crowd Science, Inc. on December 28, 2012, the Company recorded the fair value of acquired intangible assets and goodwill in the amount of $3.0 million for the excess of purchase consideration over the fair value of assets and liabilities acquired.

The intangible assets detail for the periods presented (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (years)
December 31, 2013:
Developed technology	$2,950	$(951)	$1,999	2.7
Customer relationships	104	(54)	50	2.4
Non-compete agreement	53	(53)	-	-
	$3,107	$(1,058)	$2,049
December 31, 2012:
Developed technology	$2,950	$(185)	$2,765	3.7
Customer relationships	104	(33)	71	3.4
Non-compete agreement	53	(42)	11	0.4
	$3,107	$(260)	$2,847

Amortization expense for years ended December 31, 2013, 2012 and 2011 was $0.8 million, $0.2 million and $0.1 million, respectively. Amortization expense related to developed technology is included as a component of “Cost of revenue” in the consolidated statements of operations.

Estimated future amortization expense of purchased intangible assets at December 31, 2013 was as follows (in thousands):

Years ending December 31,:	Amount
2014	$719
2015	671
2016	659
Total future amortization expense	$2,049

8.     Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2013	2012
Accrued compensation	$5,727	$3,554
Accrued vacation and other employee benefits	3,081	1,673
Accrued customer incentives	1,540	-
Accrued taxes	559	665
Other accrued expenses	1,827	1,327
Total accrued liabilities	$12,734	$7,219

9.    Borrowings

In September 2009, the Company entered into a Loan Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement provided for borrowings up to $1.0 million to finance purchases of equipment through December 2013. Borrowings against the line of credit bear interest at a fixed rate of 8% per annum and require 36 equal monthly installments of principal and interest. The Company had no borrowings and $0.2 million of borrowings outstanding under this line of credit as of December 31, 2013 and 2012, respectively. Borrowings under the Loan Agreement are collateralized by the equipment financed under this agreement.

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

In conjunction with the Loan Agreement disclosed above, the Company issued warrants to SVB, to purchase 29,145 shares of Series C preferred stock, of which 14,573 shares were issued September 25, 2009 and 14,572 shares were issued January 27, 2010. These warrants had an exercise price of $1.7155 per share and expire on September 25, 2016 and January 27, 2017, respectively. During the three months ended December 31, 2013, SVB exercised these warrants and purchased 24,185 shares of the Company’s common stock.

In conjunction with a lease agreement, the Company issued warrants to purchase 24,838 shares of Series A-2 preferred stock on December 31, 2006. These warrants have an exercise price of $1.2078 per share and expire on December 31, 2018. On August 12, 2013, upon the closing of the Company’s IPO, the warrants were converted from warrants to purchase preferred stock to warrants to purchase common stock and the liability at their then fair value of $0.4 million was reclassified to additional paid-in capital. Prior to the conversion of the warrant liability on August 12, 2013, the Company’s preferred stock warrants were recorded at fair value. Changes in the fair value of the warrants were recorded in “Other income (expense), net” in the consolidated statements of operations. The Company recorded other expense (income) of $0.1 million, $0.1 million and ($18,000) for 2013, 2012 and 2011, respectively, related to changes in the fair value adjustment of these warrants.

A summary of warrants to purchase common stock outstanding at December 31, 2013 are shown below:

Issue Date	Security	Expiration	Exercise Price	Number of Shares under Warrants
December 31, 2006	Common Stock	December 31, 2018	$1.2078	24,838

The fair value of the warrants outstanding which, prior to the closing of the Company’s IPO on August 12, 2013, were recorded as liabilities on the consolidated balance sheets and which were remeasured to fair value on a recurring basis at each balance sheet date, were determined using the Black-Scholes option pricing model with the following assumptions:

	Year 2013 Through August 12			Year Ended December 31, 2012
Expected term (years)	3.41	-	5.76	4.01	-	6.00
Volatility (%)		80			80
Risk-free interest rate (%)	0.47	-	1.77	0.54	-	0.95
Dividend yield		—			—

A summary of the fair value of the warrants outstanding at December 31, 2012 and immediately prior to the closing of the Company’s IPO on August 12, 2013 are shown in the table below (in thousands):

	August 12, 2013	December 31, 2012
Warrant (series A-2)	$203	$144
Warrant (series C)	223	157
Total fair value	$426	$301

The change in total fair value of the convertible preferred stock warrants has been recorded as a component of “Other income (expense)” in the consolidated statements of operations. Once the warrants were converted into warrants for common stock in association with the completion of the Company’s IPO in August 2013, the total fair value of the warrants is no longer subject to remeasurement.

10.  Commitments and Contingencies

Leases

The Company leases office facilities under various non-cancellable operating leases that expire through October 2016. Rent expense under operating leases totaled $2.2 million, $1.7 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. In addition, the Company leases certain equipment and computers under capital lease arrangements that expire at various dates through September 2015.

Purchase Commitments

During the normal course of business, to secure adequate ad inventory and impressions for its sales arrangements, the Company enters into agreements with digital media property owners that require purchase of a minimum number of impressions on a monthly or quarterly basis. Purchase commitments as of December 31, 2013 expire on various dates through December 2014.

Future Payments

Future minimum payments under these arrangements as of December 31, 2013 are as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating lease obligations	$4,154	$1,953	$2,201	$—	$—
Capital lease obligations	388	366	22	—	—
Traffic acquisition costs and other purchase commitments	2,742	2,742	—	—	—
Total minimum payments	$7,284	$5,061	$2,223	$—	$—

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that the Company can cancel without a significant penalty are not included in the table above. The Company has determined its uncertain tax positions as of December 31, 2013 will not result in any additional taxes payable by the Company. As a result, no amounts are shown in the table above relating to the Company’s uncertain tax positions.

Legal Proceedings

From time to time the Company may be a party to various litigation matters incidental to the conduct of its business. There is no pending or threatened legal proceeding to which the Company is currently a party that, in management’s opinion, is likely to have a material adverse effect to the Company’s consolidated financial position, results of operations, or cash flows.

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

While matters may arise as a result of claims under the indemnification agreements disclosed above, the Company, at this time, is not aware of claims under indemnification arrangements that could have a material adverse effect to the Company’s consolidated financial position, results of operations, or cash flows.

11.  Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Initial Public Offering

On August 12, 2013, the Company closed its IPO in which it sold 5,125,000 shares of common stock at a public offering price of $9.00 per share. The aggregate offering price for shares sold in the offering was approximately $46.1 million. Net proceeds were approximately $40.0 million, after deducting underwriting discounts and commissions of $3.2 million and offering expenses of $2.9 million.

Convertible Preferred Stock

Convertible preferred stock as of December 31, 2012 and immediately prior to the IPO consisted of the following:

Convertible Preferred Stock	Shares Authorized	Shares Issued and Outstanding (1)	Issuance Price Per Share (1)	Carrying Value (2)	Liquidation Preference
Series A-1	26,165,827	26,165,827	$0.10500	$1,341,000	$2,747,000
Series A-2	22,473,726	22,324,696	0.20130	4,494,000	4,494,000
Series B	16,134,433	16,134,433	0.54760	8,777,000	8,835,000
Series C	16,404,591	16,229,717	0.28592	4,546,000	4,640,000
Series D	24,876,609	24,876,609	1.00496	24,901,000	25,000,000
Series D-1	24,075,053	24,075,052	1.31370	32,132,000	31,627,000
	130,130,239	129,806,334		$76,191,000	$77,343,000

(1)	Amounts are presented without giving effect to the Company’s 1-for-6 reverse stock split that was effective July 24, 2013, as the number of convertible preferred stock shares did not change.
(2)	Amounts are net of issuance costs.

During 2005 and 2006, the Company issued convertible notes (as amended, the “Notes”) to investors with an aggregate underlying principal value of $1.9 million. In July 2006, the Notes converted all underlying principal of approximately $1.9 million into 18,428,593 shares of Series A-1 convertible preferred stock.

During July 2006, the Company issued 9,538,416, shares of Series A-1 convertible preferred stock, for $0.105 per share. In December 2010, the Company repurchased 1,801,182 shares of Series A-1 convertible preferred stock for $0.88000 per share.

During July 2006, the Company issued a total of 22,324,696 shares of Series A-2 convertible preferred stock for $0.20130 per share.

From September 2007 through July 2008, the Company issued a total of 16,134,433 shares of Series B convertible preferred stock for $0.54760 per share. As part of the issuance, the Company incurred approximately $0.1 million in issuance costs.

From June 2009 through December 2009, the Company issued a total of 16,229,717 shares of Series C convertible preferred stock for $0.28592 per share. As part of the issuance, the Company incurred approximately $0.1 million in issuance costs.

During February 2010, the Company issued 24,876,609 shares of Series D convertible preferred stock for $1.00496 per share. As part of the issuance, the Company incurred approximately $0.1 million in issuance costs.

From September 2010 through December 2010, the Company issued 5,328,462 shares of Series D-1 convertible preferred stock for $1.31370 per share. As part of the issuance, the Company incurred approximately $0.1 million in issuance costs.

During October 2011, the Company issued an additional 9,134,503 shares of Series D-1 convertible preferred stock for $1.31370 per share. As part of the issuance the Company incurred approximately $0.1 million in issuance costs.

During April 2012, the Company issued an additional 7,612,087 shares of Series D-1 convertible preferred stock for $1.31370 per share.

During December 2012, the Company issued 2,000,000 shares of Series D-1 convertible preferred stock valued at $1.67 per share for the acquisition of Crowd Science, Inc.

Conversion

Each share of Series A-1, Series A-2, Series B, Series C, Series D, and Series D-1 convertible preferred stock was convertible into common stock at the stockholder's option, at any time after the date of issuance and prior to the Company’s IPO. The number of shares of common stock was determined by dividing the original issuance price for each series by the applicable conversion price for such series in effect at the date of conversion ("Conversion Rate"). The Conversion Rate in effect at any point in time was subject to adjustment for recapitalizations and certain other dilutive issuances. As of December 31, 2012, the Conversion Rate for Series A-1, Series A-2, Series B, Series C, Series D, and Series D-1 convertible preferred stock was $0.10500 per share, $0.20130 per share, $0.51081 per share, $0.28592 per share, $1.001938 per share, and $1.31370 per share, respectively. As of December 31, 2012, each share of preferred stock was convertible into 0.1667 shares of common stock, except for the Series B preferred stock which was convertible into 0.1787 shares of common stock and the Series D preferred stock which was convertible into 0.1672 shares of common stock. Each share of preferred stock automatically converted into shares of common stock, based on the then effective conversion rate for that class, upon the earlier of (i) written request from the holders of 60% of the shares of preferred stock then outstanding, or (ii) upon the consummation of an initial public offering with aggregate gross proceeds of at least $35 million. Upon the closing of our IPO in August 2013, all convertible preferred stock converted into shares of common stock in accordance with the conversion rates existing as of December 31, 2012.

Dividends

Holders of Series A-1, Series A-2, Series B, Series C, Series D and Series D-1 preferred stock were entitled to dividends at the annual rate of 8% of the applicable original issue price ($0.10500, $0.20130, $0.54760, $0.28592, $1.00496 and $1.31370 respectively), payable out of funds legally available, prior and in preference to any declaration or payment of any dividend on common stock. Such dividends shall be payable only when, as and if, declared by the board of directors and shall not be cumulative. No dividends on preferred stock were declared prior to the Company’s IPO.

Voting

The holders of convertible preferred stock were entitled to the number of votes equal to the number of shares of common stock into which each share of preferred stock could be converted. The holders of shares of the preferred stock were entitled to vote on all matters on which the common stock is entitled to vote. The holders of Series A-1, Series A-2, and Series D, each voting as a separate class, were entitled to elect one member of the board of directors. The holders of common stock and preferred stock, voting together as a single class, were entitled to elect any remaining members of the board of directors.

Liquidation preference

In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the preferred stock would have been entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of any common stock, an amount per share equal to $0.10500, $0.20130, $0.54760, $0.28592, $1.00496 and $1.31370 for Series A-1, A-2, B, C, D and D-1 preferred stock, respectively, plus any declared but unpaid dividends on such shares. Thereafter, the remaining assets of the Company would have been distributed ratably to the holders of common stock.

Balance Sheet Presentation

The holders of the outstanding shares of convertible preferred stock had redemption rights in the event of a sale of all or substantially all of the Company's assets, the merger or consolidation of the Company, or upon the sale of more than 50% of the voting power of the Company. As a result, the holders of these preferred shares could have required a change in control that would have triggered the redemption of shares. Accordingly, all shares of convertible preferred stock are presented outside of permanent equity on the consolidated balance sheets as of December 31, 2012.

Upon the closing of the IPO, all outstanding shares of the Company’s convertible preferred stock automatically converted into 21,840,537 shares of common stock and the carrying value of $76.2 million is included in additional paid-in capital on the consolidated balance sheet as of December 31, 2013.

Immediately following the closing of the IPO, the Company’s certificate of incorporation was amended to authorize 20,000,000 shares of undesignated preferred stock and 200,000,000 shares of common stock.

Preferred Stock

In association with our IPO, our board of directors authorized the Company to issue up to 20,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2013 and 2012, no shares of preferred stock were outstanding.

Warrants

For information on the Company’s warrants see Note 9.

Common Stock

At December 31, 2013 and 2012 there were 31,933,862 and 4,816,863 shares of common stock issued and outstanding, respectively. The following table summarizes common stock activity during the year ended December 31, 2013:

Number of Shares
Outstanding at December 31, 2012	4,816,863
Option exercises	191,773
Warrant exercise	24,185
RSUs vesting, net of RSUs withheld for taxes	2,170
Conversion of convertible preferred stock	21,840,537
Common stock issued in connection with IPO	5,125,000
Treasury stock	(66,666)
Outstanding at December 31, 2013	31,933,862

Treasury Stock

The Company has 66,666 shares of treasury stock related to the acquisition of Crowd Science. Treasury stock is carried at cost and could be re-issued if the Company determined to do so. See Note 3 for additional information on Crowd Science withheld shares.

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

In July 2013, the Company adopted a 2013 Equity Incentive Plan (the “2013 Plan”) which became effective on August 6, 2013. The 2013 Plan will serve as the successor equity compensation plan to the 2004 Plan. The 2013 Plan will terminate on July 23, 2023. The 2013 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance stock awards, restricted stock units and stock bonus awards to employees, directors and consultants. Stock options granted must be at prices not less than 100% of the fair market value at date of grant. Option vesting schedules are determined by the Company at the time of issuance and they generally vest at 25% on the first anniversary of the grant (or the employment or service commencement date) and monthly over the next 36 months. Options generally expire ten years from the date of grant unless the optionee is a 10% stockholder, in which case the term will be five years from the date of grant. Unvested options exercised are subject to the Company’s repurchase right. The Company has reserved 2,000,000 shares of its common stock for issuance under the 2013 Plan, and shares reserved for issuance will increase January 1 of each year by the lesser of (i) 5% of the number of shares issued and outstanding on December 31 immediately prior to the date of increase or (ii) such number of shares as may be determined by the board of directors.

Prior to the IPO, the fair value of the common stock underlying the Company’s stock options was determined by the Company’s board of directors, which intended all options granted to be exercisable at a price per share not less than the per-share fair value of the Company’s common stock underlying those options on the date of grant. The valuations of the Company’s common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The assumptions the Company used in the valuation model are based on future expectations combined with management judgment. In the absence of a public trading market, the Company’s board of directors, with input from management, exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of the Company’s common stock as of the date of each option grant. Subsequent to the IPO, the fair value of the common stock underlying the Company’s stock options is the closing price of the Company’s stock as of the grant date.

The following table summarizes option activity:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (2) (in thousands)
Balance at December 31, 2010	3,449	$1.74	7.94	$9,984
Granted	1,790	$4.62
Exercised	(327)	$1.80
Canceled and forfeited	(650)	$2.40
Balance at December 31, 2011	4,262	$2.93	8.10	$6,906
Granted	913	$4.86
Exercised	(921)	$0.78
Canceled and forfeited	(239)	$4.44
Balance at December 31, 2012	4,015	$3.78	7.88	$8,659
Granted	2,069	$8.58
Exercised	(192)	$1.99
Canceled and forfeited	(179)	$5.44
Balance at December 31, 2013	5,713	$5.53	7.31	$13,704
Vested and exercisable as of December 31, 2013	2,802	$3.71	6.29	$10,607
Vested as of December 31, 2013 and expected to vest thereafter (1)	5,213	$5.30	7.18	$13,359

(1)	Options expected to vest reflect an estimated forfeiture rate.
(2)	The aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding in-the-money options as of those dates.

The weighted average grant date fair value of options granted was $5.89, $3.06 and $2.76 in 2013, 2012 and 2011, respectively. Prior to the Company’s IPO, aggregate intrinsic value represented the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding, in-the-money options. After the Company’s IPO, aggregate intrinsic value represents the difference between the market value of the Company’s common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $1.3 million, $3.4 million and $1.3 million for 2013, 2012 and 2011, respectively.

The following table summarizes restricted stock award activity:

	Number of Shares	Weighted Average Fair Value at Grant
Balance at December 31, 2010	22,142	$0.18
Granted	833	$4.62
Released	(22,975)	$0.36
Balance at December 31, 2011	—	$—

The Company did not grant any restricted stock in the years ended December 31, 2013 and 2012.

The following table summarizes restricted stock unit activity:

	Number of Shares	Weighted Average Fair Value at Grant	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1) (in thousands)
Balance at December 31, 2012	—	$—	—	—
Granted	41,837	$8.21
Released	(3,713)	$8.89
Balance at December 31, 2013	38,124	$8.15	2.13	$284

(1)	The intrinsic value of RSUs is based on the Company’s closing stock price as reported by the New York Stock Exchange on December 31, 2013.

The Company did not grant any RSUs prior to 2013. The total grant date fair value of restricted stock units vested during the year ended December 31, 2013 was $33,000. All of our RSUs that were settled during the year ended December 31, 2013 were net share settled. As such, upon each settlement date, RSUs were withheld to cover the required withholding tax, which is based on the value of the RSU on the settlement date as determined by the closing price of our common stock on the trading day of the settlement date. The remaining amounts are delivered to the recipient as shares of our common stock.

Employee Stock Purchase Plan

In July 2013, the Company adopted a 2013 Employee Stock Purchase Plan (the “2013 Purchase Plan”) that became effective on August 6, 2013. The 2013 Purchase Plan is designed to enable eligible employees to periodically purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. Purchases are accomplished through participation in discrete offering periods. The 2013 Purchase Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. The Company has reserved 500,000 shares of its common stock for issuance under the 2013 Purchase Plan and shares reserved for issuance will increase January 1 of each year by the lesser of (i) a number of shares equal to 1% of the total number of outstanding shares of common stock on December 31 immediately prior to the date of increase or (ii) such number of shares as may be determined by the board of directors. There were no shares purchased by employees under the Company’s ESPP for the year ended December 31, 2013.

The expected term of ESPP shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights were as follows:

Year Ended December 31, 2013
Expected term (years)	0.47
Volatility	80%
Risk-free interest rate	0.08%
Dividend yield	—

Shares Reserved for Future Issuance

At December 31, 2013 and 2012, the Company has reserved the following shares of common stock for future issuance:

	December 31,
	2013	2012
Common stock reserved:
Convertible preferred stock, including anti-dilution shares	—	21,840,537
Convertible preferred stock warrants	—	53,983
Common stock options	5,713,106	4,015,088
Restricted stock units	38,124	—
Warrants to purchase common stock	24,838	—
Shares available for future issuance under the 2013 Plan	936,457	824,949
Employee stock purchase plan	500,000	—
	7,212,525	26,734,557

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

The fair value of option grants is determined using the Black-Scholes option valuation model with the following assumptions:

	Years Ended December 31,
	2013			2012			2011
Expected term (years)	5.51	-	6.12	5.60	-	6.07	5.88	-	6.08
Volatility (%)		80		65	-	90	64	-	66
Risk-free interest rate (%)	1.06	-	1.72	0.73	-	1.09	1.03	-	2.84
Dividend yield		—			—			—

Stock Options Granted to Non-employees

For the year ended December 31, 2012, 8,333 options were granted to non-employees. There were no options granted to non-employees during the years ended December 31, 2013 and 2011.

The Company accounts for stock options issued to non-employees in accordance with the provisions of ASC 505-50 using a fair value approach. The measurement of stock based compensation for non-employees is subject to period adjustments as the options vest and the expense is recognized over the period which services are received. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The estimated fair value of the stock options granted to non-employees was calculated using the following assumptions:

	Years Ended December 31,
	2013	2012
Expected term (years)	8.42	9.65
Volatility	80.0%	80.0%
Risk-free interest rate	2.64%	1.70%
Dividend yield	—	—

 The following table summarizes the effects of stock-based compensation related to vesting stock-based awards included in the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2013	2012	2011
Cost of revenue	$185	$128	$68
Sales and marketing	1,806	1,215	981
Research and development (1)	346	184	65
General and administrative	1,497	515	354
Total stock-based compensation	$3,834	$2,042	$1,468

(1)

Excludes $226,000, $79,000 and $74,000 of stock-based compensation expense that was capitalized as part of internal-use software development costs for the years ended December 31, 2013, 2012 and 2011, respectively.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options during the years ended December 31, 2013, 2012 and 2011.As of December 31, 2013, there was $10.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 3.1 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

12.  Net Income (Loss) per Share

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Years Ended December 31,
	2013	2012	2011
Numerator:
Net income (loss)	$321	$6,266	$(11,089)
Less: Undistributed earnings allocated to participating securities	—	(6,177)	—
Net income (loss) attributable to common stockholders	$321	$89	$(11,089)

Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	15,752	4,716	3,650
Weighted-average effect of potentially dilutive shares:
Employee stock options and restricted stock units	1,459	790	—
Convertible preferred and common stock warrants	39	39	—
Diluted	17,250	5,545	3,650
Net income (loss) per share attributable to common stockholders:
Basic	$0.02	$0.02	$(3.04)
Diluted	$0.02	$0.02	$(3.04)

The following equity shares were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of December 31,
	2013	2012	2011
Convertible preferred stock	—	21,634	20,239
Employee stock options and restricted stock units	1,280	205	4,262
Convertible preferred stock warrants	—	—	54

13.   Income Taxes

The Company accounts for income taxes in accordance with authoritative guidance, which requires the use of the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based upon the difference between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed.

The following table presents domestic and foreign components of income (loss) before income taxes for the periods presented (in thousands):

	Years Ended December 31,
	2013	2012	2011
Domestic	$369	$6,289	$(8,510)
Foreign	622	589	(2,641)
Total	$991	$6,878	$(11,151)

The components of income tax (expense) benefit are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$(106)	$(220)	$—
State	(493)	(190)	(59)
Foreign	(260)	(146)	(21)
Total	(859)	(556)	(80)
Deferred:
Federal	221	—	—
State	23	—	—
Foreign	(55)	(56)	142
Total	189	(56)	142
Total income tax (expense) benefit	$(670)	$(612)	$62

The primary differences between the effective tax rates and the federal statutory tax rate relates to the valuation allowances on the Company's net operating losses, state income taxes, foreign tax rate differences and non-deductible stock-based compensation expense. The following table presents a reconciliation of the statutory federal rate and the Company's effective tax rate for the periods presented:

	Years Ended December 31,
	2013	2012	2011
Tax benefit at federal statutory rate	34.0%	34.0%	34.0%
State, net of federal effect	31.3	1.8	(0.3)
Foreign rate differential	(21.4)	(2.9)	(8.0)
Stock-based compensation	76.5	7.2	(2.4)
Change in valuation allowance	(51.4)	(46.7)	(27.0)
Other non-deductible expenses	(1.2)	8.0	(1.7)
Other	(0.2)	7.5	5.9
Total provision	67.6%	8.9%	0.5%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company's deferred tax assets and liabilities for the periods presented (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Accruals and reserves	$1,314	$764
Net operating loss carryforwards	4,307	6,002
Tax credit carryforwards	1,234	684
Stock-based compensation	1,977	1,085
Foreign taxes	19	74
Total deferred tax assets	8,851	8,609
Fixed assets	(283)	(373)
State taxes	(1,025)	(765)
Purchased intangible assets	(792)	(1,036)
Total deferred tax liabilities	(2,100)	(2,174)
Valuation allowance	(7,524)	(7,397)
Total net deferred tax liabilities	$(773)	$(962)

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company's historical practice was to establish a full valuation allowance to offset domestic net deferred tax assets. As of December 31, 2013 and December 31, 2012, a full valuation allowance on domestic deferred tax assets was placed due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. The Company’s valuation allowance as of December 31, 2013, 2012 and 2011 was attributable to the uncertainty of realizing future tax benefits from U.S. net operating losses, foreign timing differences and other deferred tax assets. The Company’s valuation allowance increased $0.1 million and $3.9 million in the years ended December 31, 2013 and 2011, respectively, and decreased $2.7 million in the year ended December 31, 2012.

The federal and state valuation allowance increased by approximately $0.1 million during the year ended December 31, 2013.

As of December 31, 2013, the Company has U.S. federal net operating loss carryforwards of approximately $8.3 million, expiring beginning in 2025. As of December 31, 2013, the Company has U.S. state and local net operating loss carryforwards of approximately $14.8 million, expiring beginning in 2015.

As of December 31, 2013, the Company has federal research and development tax credits of approximately $0.7 million, which expires beginning in 2025. As of December 31, 2013, the Company has state research and development tax credits of approximately $0.6 million, which carries forward indefinitely.

Internal Revenue Code section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income that can be offset by net operating carryforwards after a change in control of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carryovers in excess of the Section 382 Limitation. Management has determined that any limitation imposed by Section 382 will not have significant impact on the utilization of its net operating loss and credit carryforwards against taxable income in future periods.

U.S. income and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries have not been provided on undistributed earnings of foreign subsidiaries. The Company intends to reinvest theses earnings indefinitely outside the United States. If these earrings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant subsidiaries were sold or otherwise transferred, the Company may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes; however, the determination of such amount is not practicable. As of December 31, 2013, the cumulative amount of earnings upon which U.S. income taxes have not been provided for is approximately $1.0 million.

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended December 31, 2013, 2012 and 2011 consist of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Unrecognized benefit – beginning of period	$246	$158	$95
Gross increases – current year tax provisions	112	88	63
Unrecognized benefit – end of period	$358	$246	$158

The entire amount of any unrecognized tax benefits would not impact the Company’s effective tax rate if recognized.

Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense and were immaterial. The Company files income tax returns in the United States, various states and certain foreign jurisdictions. The tax periods 2009 through 2012 remain open in most jurisdictions. In addition, any tax losses and research and development credit carryforwards that were generated in prior years and carried forward may also be subject to examination by respective taxing authorities. The Company is not currently under examination by income tax authorities in federal, state or other foreign jurisdictions.

14.  Related Party Transactions

During 2013, 2012 and 2011, the Company recorded costs for a digital media property owner that was also an investor in the Company's Series D-1 convertible preferred stock, of $1.3 million, $0.7 million and $0 million, respectively, associated with the acquisition of ad inventory. During 2013, the Company recorded $25 thousand of revenue for this digital media property owner. At December 31, 2013 and 2012, the Company had $0.4 million and $0.2 million, respectively for this related party included in accrued digital media property owner costs in the consolidated financial statements. In addition, the Company has engaged Nielsen for a variety of media services including the provision and evaluation of data and analysis regarding marketing and demographic targets, television viewing behavior, online and Internet usage, ad view counts and TV/Internet share shift analysis. During 2013 and 2012, Mitchell Habib, a member of the Company’s board of directors, was the Chief Operating Officer of Nielsen and prior to that, he served as Executive Vice President of Nielsen’s Global Business Services division. During 2013, 2012 and 2011, the Company recorded costs related to services media provided by Nielsen of $0.8 million, $0.3 million and $0.4 million, respectively. At December 31, 2013 and 2012, the Company had $0.2 million and $0, respectively, payable to the vendor. The Company believes that its transactions with related parties were carried out on an arm's-length basis on terms that are consistent with similar transactions with other vendors.

15.  Segments and Geographical Information

The Company considers operating segments to be components of the Company in which separate financial information is available that is reviewed regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in evaluating performance. The chief operating decision maker for the Company is the Chief Executive Officer who reviews financial information at a consolidated level for purposes of allocating resources and evaluating financial performance. The Company has only one business activity and one operating and reporting segment. There are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated level. The following table summarizes total revenue generated through sales personnel employed in the respective locations (in thousands):

	Years Ended December 31,
	2013	2012	2011
Domestic	$134,846	$110,872	$67,883
International	16,282	5,872	682
Total revenue	$151,128	$116,744	$68,565

The Company’s long-lived assets are primarily located in the United States.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 at the reasonable assurance level.

Remediation of Prior Year’s Material Weakness

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

Based on the results of (i) assembling a more experienced and technical accounting and finance organization, (ii) designing and implementing improved processes and controls, (iii) designing and implementing improved monitoring and review controls procedures, and (iv) testing our controls, we believe we have successfully completed the remediation plan and these remediated controls have been effectively designed and in place for a sufficient period of time to ensure that they are operating effectively. As of December 31, 2013, the previously disclosed material weakness has been remediated. However, our efforts to remedy this material weakness may not prevent future material weaknesses in our internal control over financial reporting.

Exemption from Management’s Report on Internal Control over Financial Reporting for the Fiscal Year Ended

December 31, 2013

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter ended December 31, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, executive officers, compliance with Section 16(a) of the Exchange Act, as amended, and corporate governance required by this Item 10 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2013.

We have adopted a Code of Conduct for Directors that applies to all directors and a Code of Conduct for Employees that applies to all employees, including our principal executive officer, Jayant Kadambi, principal financial officer, Timothy Laehy, and all other executive officers. These Codes of Conduct are available on the ABOUT US/Investor Relations/Corporate Governance page of our website at www.YuMe.com. A copy may also be obtained without charge by contacting investor relations, attention Director of Investor Relations, 1204 Middlefield Road, Redwood City, CA 94063 or by calling (650) 503-7875.

We plan to post on our website at the address described above any future amendments or waivers of our Codes of Conduct.

ITEM 11.        EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2013.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2013, several of our executive officers are parties to individual Rule 10b5-1 trading plans pursuant to which shares of our common stock will be sold for their account from time to time in accordance with the provisions of the plans without any further action or involvement by the officers.

Additional information required by Item 12 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2013.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2013.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2013.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

Information in response to this Item is included in Part II, Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

None.

3. Exhibits

See Item 15(b) below.

(b) Exhibits—We have filed, or incorporated into this Annual Report on Form 10-K by reference, the exhibits listed on the accompanying Index to Exhibits of this Annual Report on Form 10-K.

(c) Financial Statement Schedules—See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 27, 2014

YuMe, Inc.

/ s / JAYANT KADAMBI	/ s / TIMOTHY LAEHY
Jayant Kadambi	Timothy Laehy
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer and Duly Authorized Signatory)

/ s / JOSEPH LE CHEVALLIER
Joseph Le Chevallier
Vice President, Accounting
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of March, 2014.

Signature	Title

/ s / JAYANT KADAMBI	Director
Jayant Kadambi

/ s / AYYAPPAN SANKARAN	Director
Ayyappan Sankaran

/ s / SHAWN CAROLAN	Director
Shawn Carolan

/ s / MITCHELL HABIB	Director
Mitchell Habib

/ s / ADRIEL LARES	Director
Adriel Lares

/ s / PING LI	Director
Ping Li

/ s / CHRISTOPHER PAISLEY	Director
Christopher Paisley

/ s / DANIEL SPRINGER	Director
Daniel Springer

/ s / DAVID WEIDEN	Director
David Weiden

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-36039	3.1	August 30, 2013

3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-36039	3.2	August 30, 2013

4.1	Form of Registrant's common stock certificate	S-1	333-189772	4.1	July 25, 2013

4.2	Amended and Restated Investors’ Rights Agreement, dated October 28, 2011, by and among Registrant and certain stockholders of Registrant, as amended	S-1	333-189772	4.2	July 25, 2013

10.1	Form of Indemnity Agreement.	S-1	333-189772	10.1	July 2, 2013

10.2*	2004 Stock Plan, as amended, and forms of stock option, stock option exercise agreement and restricted stock purchase agreement.	S-1	333-189772	10.2	July 2, 2013

10.3*	2013 Equity Incentive Plan and forms of stock option award agreement, stock option exercise agreement and restricted stock unit award agreement.	S-1	333-189772	10.3	July 25, 2013

10.4*	2013 Employee Stock Purchase Plan and form of subscription agreement.	S-1	333-189772	10.4	July 25, 2013

10.5*	Offer letter between Jayant Kadambi and Registrant, dated December 17, 2004.	S-1	333-189772	10.5	July 2, 2013

10.6*	Offer letter between Scot McLernon and Registrant, dated December 30, 2009.	S-1	333-189772	10.6	July 2, 2013

10.7*	Offer letter between Bryan Everett and Registrant, dated December 29, 2010.					X

10.8*	Executive Severance Policy.	S-1	333-189772	10.8	July 2, 2013

10.10*	Description of Director Compensation.	S-1	333-189772	10.10	July 25, 2013

10.11*	2014 Cash Incentive Plan.	8-K	001-36039	99.1	February 28, 2014

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101 INS**	XBRL Instance Document.	X

101 SCH**	XBRL Taxonomy Extension Schema Document.	X

101 CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101 DEF**	XBRL Taxonomy Extension Definition Linkbase Document.	X

101 LAB**	XBRL Taxonomy Extension Labels Linkbase Document.	X

101 PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*	Compensatory plan or arrangement.

**

As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of YuMe, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.