Form 10-Q
period 2014-03-31
YuMe Inc
filed 2014-05-15
CIK 1415624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, there were 32,371,350 shares of the Registrant’s common stock outstanding.

YuMe, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YuMe, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of March 31, 2014	As of December 31, 2013
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$29,092	$42,626
Marketable securities	21,006	7,295
Accounts receivable, net	59,932	65,493
Prepaid expenses and other current assets	2,981	2,572
Total current assets	113,011	117,986
Marketable securities, long-term	8,631	14,186
Property, equipment and software, net	6,488	6,610
Goodwill	3,902	3,902
Intangible assets, net	1,852	2,049
Restricted cash	292	292
Deposits and other assets	342	362
Total assets	$134,518	$145,387
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,895	$7,722
Accrued digital media property owner costs	12,901	17,359
Accrued liabilities	10,653	12,734
Deferred revenue	234	314
Capital leases, current	208	359
Total current liabilities	29,891	38,488
Capital leases, non-current	8	22
Other long-term liabilities	125	139
Deferred tax liability	704	773
Total liabilities	30,728	39,422
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding as of March 31, 2014 and December 31, 2013	–	–
Common stock: $0.001 par value; 200,000,000 shares authorized as of March 31, 2014 and December 31, 2013; 32,332,277 and 31,933,862 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	32	32
Additional paid-in-capital	130,583	127,690
Treasury stock: 66,666 shares as of March 31, 2014 and December 31, 2013	–	–
Accumulated deficit	(26,746)	(21,677)
Accumulated other comprehensive loss	(79)	(80)
Total stockholders’ equity	103,790	105,965
Total liabilities and stockholders’ equity	$134,518	$145,387

(1)	Condensed consolidated balance sheet data as of December 31, 2013 was derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue	$37,292	$26,612
Cost of revenue	20,184	14,553
Gross profit	17,108	12,059
Operating expenses:
Sales and marketing	15,466	10,217
Research and development	936	1,000
General and administrative	5,622	3,938
Total operating expenses	22,024	15,155
Loss from operations	(4,916)	(3,096)
Interest and other income (expense), net
Interest expense	(3)	(19)
Other income (expense), net	(18)	(192)
Total interest and other income (expense), net	(21)	(211)
Loss before income taxes	(4,937)	(3,307)
Income tax expense	(132)	(31)
Net loss	$(5,069)	$(3,338)

Net loss per share:
Basic	$(0.16)	$(0.69)
Diluted	$(0.16)	$(0.69)
Weighted-average shares used to compute net loss per share:
Basic	32,115	4,828
Diluted	32,115	4,828

See accompanying notes to condensed consolidated financial statements.

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(5,069)	$(3,338)
Other comprehensive income (loss):
Foreign currency translation adjustments	(9)	60
Change in fair value of marketable securities, net of tax	10	–
Other comprehensive income	1	60
Comprehensive loss	$(5,068)	$(3,278)

See accompanying notes to condensed consolidated financial statements.

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net loss	$(5,069)	$(3,338)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,099	1,026
Stock-based compensation	1,161	645
Provision for bad debts	209	97
Deferred income taxes	(69)	(89)
Change in fair value of preferred stock warrants	–	28
Changes in operating assets and liabilities:
Accounts receivable	5,352	10,469
Prepaid expenses and other current assets	(409)	(331)
Deposits and other assets	20	111
Accounts payable	(1,896)	(1,840)
Accrued digital media property owner costs	(4,458)	(4,785)
Accrued liabilities	(2,081)	(1,593)
Deferred revenue	(80)	(90)
Other liabilities	(12)	(1)
Net cash provided by (used in) operating activities	(6,233)	309
Investing activities:
Purchases of property and equipment	(173)	(369)
Capitalized software development costs	(436)	(459)
Purchases of marketable securities	(8,146)	–
Net cash used in investing activities	(8,755)	(828)
Financing activities:
Payments for deferred offering costs	–	(443)
Repayments of borrowings under notes payable	–	(69)
Repayments of borrowings under capital leases	(165)	(153)
Proceeds from exercise of common stock options and employee stock purchase plan	1,628	49
Net cash provided by (used in) financing activities	1,463	(616)
Effect of exchange rate changes on cash and cash equivalents	(9)	60
Change in cash and cash equivalents	(13,534)	(1,075)
Cash and cash equivalents—Beginning of period	42,626	27,909
Cash and cash equivalents—End of period	$29,092	$26,834
Supplemental disclosures of cash flow information
Cash paid for interest	$4	$18
Cash paid for income taxes	$694	$364
Stock-based compensation capitalized for internal-use software	$104	$35
Non-cash investing and financing activities
Purchases of property and equipment recorded in accounts payable	$69	$66
Deferred offering costs recorded in accounts payable and accrued liabilities	$–	$933

See accompanying notes to condensed consolidated financial statements.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K filed pursuant to Section 13 or 15(d) of the Securities Act of 1934 with the SEC on March 27, 2014. The condensed consolidated balance sheet as of December 31, 2013, included herein was derived from the audited consolidated financial statements as of that date but does not include all disclosures required by GAAP, including notes to the financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting primarily of normal recurring adjustments) necessary for the fair statement of the interim periods stated.

In July 2013, the Company's board of directors and stockholders approved an amendment to the amended and restated certificate of incorporation. The amendment provided for a 1-for-6 reverse stock split of the outstanding common stock, effective July 24, 2013. Accordingly, (i) every six shares of common stock have been combined into one share of common stock, (ii) the number of shares of common stock into which each outstanding option or warrant to purchase common stock is exercisable, as the case may be, have been proportionately decreased on a 1-for-6 basis, (iii) the exercise price for each such outstanding option or warrant to purchase common stock has been proportionately increased on a 6-for-1 basis, and (iv) the conversion ratio for each share of preferred stock outstanding was proportionately reduced on a 1-for-6 basis. All of the share numbers, share prices, and exercise prices have been adjusted within these condensed consolidated financial statements, on a retroactive basis, to reflect this 1-for-6 reverse stock split. The Company paid cash in lieu of any fractional shares to which a holder of common stock would otherwise be entitled as a result of the reverse stock split.

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

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Recent Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued amended standards that provided explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance became effective on January 1, 2014 and should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company adopted this guidance prospectively in fiscal 2014 and the adoption did not impact the condensed consolidated financial statements.

Concentrations and Other Risks

Financial instruments that subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. Cash and cash equivalents are deposited with two domestic and six foreign highly rated financial institutions and cash equivalents are invested in highly rated money market funds. Periodically, such balances may be in excess of federally insured limits. Marketable securities consist of highly liquid corporate bonds, commercial paper and certificates of deposits that comply with the Company’s minimum credit rating policy.

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

One advertising agency customer accounted for 14% and 23% of the Company’s revenue for the three months ended March 31, 2014 and 2013, respectively. The same customer accounted for 17% of the Company’s accounts receivable as of March 31, 2014 and December 31, 2013.

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Three Months Ended March 31,
	2014	2013
Allowance for doubtful accounts:
Balance – beginning of period	$1,056	$563
Provision for bad debts	209	97
Balance – end of period	$1,265	$660

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company did not write-off any doubtful accounts as bad debt during the three months ended March 31, 2014 and 2013.

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

Prior to the conversion of the Company’s warrant liability on August 12, 2013, its preferred stock warrants were recorded at fair value. On August 12, 2013, upon the closing of the Company’s IPO, the warrants were converted from warrants to purchase preferred stock to warrants to purchase common stock and the liability at their then fair value of $0.4 million was reclassified to additional paid-in capital. Prior to this date, all changes in the fair value of the warrants were recorded in “Other income (expense), net” in the consolidated statements of operations. The fair value of the warrants outstanding, which were remeasured to fair value on a recurring basis at each balance sheet date, was determined using the Black-Scholes option pricing model. See Note 7 for additional information. The Company recorded other expense of $28,000 in the three months ended March 31, 2013 related to the fair value adjustment of its warrants.

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

The following tables present information about the Company’s money market funds, marketable securities and warrant liability measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Fair Value Measurements at March 31, 2014
	Level 1	Level 2	Level 3	Total
Money market funds	$10,266	–	$–	$10,266

Marketable securities:
Corporate bonds	–	$24,841	$–	$24,841
Commercial paper	–	3,596	–	3,596
Certificates of deposit	–	1,200	–	1,200
Total marketable securities	–	$29,637	$–	$29,637

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3	Total
Money market funds	$18,371	–	$–	$18,371

Marketable securities:
Corporate bonds	–	$17,885	$–	$17,885
Commercial paper	–	2,396	–	2,396
Certificates of deposit	–	1,200	–	1,200
Total marketable securities	–	$21,481	$–	$21,481

The following table summarizes the changes in the warrant liability classified in Level 3 for the three months ended March 31, 2013. Gains and losses reported in this table include changes in fair value that are attributable to both observable and unobservable inputs (in thousands):

March 31, 2013
Beginning balance	$301
Change in fair value recorded in other income (expense), net	28
Ending Balance	$329

Upon the closing of the IPO in August 2013, all outstanding warrants to purchase convertible preferred stock converted into warrants to purchase shares of common stock. Consequently, the Company reclassified the balance of these warrants to additional paid-in capital.

4.    Cash, Cash Equivalents and Marketable Securities

The Company’s cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase. The Company has cash and cash equivalents held on its behalf by a third party of $29 thousand and $0.2 million as of March 31, 2014 and December 31, 2013, respectively. Short- and long-term marketable securities are comprised of highly liquid available-for-sale financial instruments (primarily corporate bonds, commercial paper and certificates of deposit) with final maturities of at least three months but no more than 24 months from the date of purchase. The cost, gross unrealized gains and losses and fair value of the Company’s marketable securities consisted of the following as of March 31, 2014 and December 31, 2013 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014:
Cash	$18,826	$—	$—	$18,826
Cash equivalents:
Money market funds	10,266	—	—	10,266
Total cash and cash equivalents	29,092	—	—	29,092
Marketable securities:
Corporate bonds	24,838	9	(6)	24,841
Commercial paper	3,596	—	—	3,596
Certificates of deposit	1,200	—	—	1,200
Total marketable securities	29,634	9	(6)	29,637
Total cash, cash equivalents and marketable securities	$58,726	$9	$(6)	$58,729

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013:
Cash	$24,255	$—	$—	$24,255
Cash equivalents:
Money market funds	18,371	—	—	18,371
Total cash and cash equivalents	42,626	—	—	42,626
Marketable securities:
Corporate bonds	17,892	3	(10)	17,885
Commercial paper	2,396	—	—	2,396
Certificates of deposit	1,200	—	—	1,200
Total marketable securities	21,488	3	(10)	21,481
Total cash, cash equivalents and marketable securities	$64,114	$3	$(10)	$64,107

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended March 31, 2014, no marketable securities were sold or matured and no gains or losses were realized. Unrealized gains and losses, net of taxes, are included in “Accumulated other comprehensive loss,” which is reflected as a separate component of stockholders’ equity on the condensed consolidated balance sheets.

5.     Goodwill and Intangible Assets

The intangible assets detail for the periods presented (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (years)
March 31, 2014:
Developed technology	$2,950	$(1,143)	$1,807	2.4
Customer relationships	104	(59)	45	2.2
Non-compete agreement	53	(53)	-	-
	$3,107	$(1,255)	$1,852

December 31, 2013:
Developed technology	$2,950	$(951)	$1,999	2.7
Customer relationships	104	(54)	50	2.4
Non-compete agreement	53	(53)	-	-
	$3,107	$(1,058)	$2,049

Amortization expense for both of the three months ended March 31, 2014 and 2013 was $0.2 million. Amortization expense related to developed technology is included as a component of “Cost of revenue” in the condensed consolidated statements of operations. Goodwill remained unchanged at $3.9 million as of March 31, 2014.

6.    Commitments and Contingencies

Leases

The Company leases office facilities under various non-cancellable operating leases that expire through June 2018. Rent expense under operating leases totaled $0.6 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively. In addition, the Company leases certain equipment and computers under capital lease arrangements that expire at various dates through September 2015.

Purchase Commitments

During the normal course of business, to secure adequate ad inventory and impressions for its sales arrangements, the Company enters into agreements with digital media property owners that require purchase of a minimum number of impressions on a monthly or quarterly basis. Purchase commitments as of March 31, 2014 expire on various dates through December 2014.

Legal Proceedings

From time to time the Company may be a party to various litigation matters incidental to the conduct of its business. There is no pending or threatened legal proceeding to which the Company is currently a party that, in management’s opinion, is likely to have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

While matters may arise as a result of claims under the indemnification agreements disclosed above, the Company, at this time, is not aware of claims under indemnification arrangements that could have a material adverse effect to the Company’s condensed consolidated financial position, results of operations, or cash flows.

7.     Stockholders’ Equity

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

Preferred Stock

In association with our IPO, our board of directors authorized the Company to issue up to 20,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2014 and December 31, 2013, no shares of preferred stock were outstanding.

Common Stock

Immediately following the closing of the IPO, the Company’s certificate of incorporation was amended to authorize 20,000,000 shares of undesignated preferred stock and 200,000,000 shares of common stock.

As of March 31, 2014 and December 31, 2013, there were 32,332,277 and 31,933,862 shares of common stock issued and outstanding, respectively.

The following table summarizes common stock activity:

Number of Shares
Outstanding at December 31, 2013	31,933,862
Common stock issued in association with option exercises	266,676
Common stock issued in association with employee stock purchase plan	131,739
Outstanding at March 31, 2014	32,332,277

Treasury Stock

As of March 31, 2014 and December 31, 2013, the Company had 66,666 shares of treasury stock related to the acquisition of Crowd Science, Inc. Treasury stock is carried at cost and could be re-issued if the Company determined to do so.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Shares Reserved for Future Issuance

As of March 31, 2014 and December 31, 2013, the Company has reserved the following shares of common stock for future issuance:

	As of March 31, 2014	As of December 31, 2013
Common stock reserved:
Common stock options	5,269,923	5,713,106
Restricted stock units	82,539	38,124
Warrants to purchase common stock	24,838	24,838
Shares available for future issuance under the 2013 Plan	2,665,244	936,457
Employee stock purchase plan	687,599	500,000
	8,730,143	7,212,525

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

In July 2013, the Company adopted a 2013 Equity Incentive Plan (the “2013 Plan”) which became effective on August 6, 2013. The 2013 Plan serves as the successor equity compensation plan to the 2004 Plan. The 2013 Plan terminates on July 23, 2023. The 2013 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance stock awards, restricted stock units and stock bonus awards to employees, directors and consultants. Stock options granted must be at prices not less than 100% of the fair market value at date of grant. Option vesting schedules are determined by the Company at the time of issuance and they generally vest at 25% on the first anniversary of the grant (or the employment or service commencement date) and monthly over the next 36 months. Options generally expire ten years from the date of grant unless the optionee is a 10% stockholder, in which case the term will be five years from the date of grant. Unvested options exercised are subject to the Company’s repurchase right. The Company originally reserved 2,000,000 shares of its common stock for issuance under the 2013 Plan, and shares reserved for issuance increase January 1 of each year by the lesser of (i) 5% of the number of shares issued and outstanding on December 31 immediately prior to the date of increase or (ii) such number of shares as may be determined by the board of directors.

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

The following table summarizes option award activity:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2013	5,713	$5.53	7.31	$13,704
Granted	33	$7.44
Exercised	(266)	$2.83
Canceled and forfeited	(210)	$7.53
Balance at March 31, 2014	5,270	$5.60	7.55	$11,792
Vested and exercisable as of March 31, 2014	2,814	$4.02	6.49	$9,511
Vested as of March 31, 2014 and expected to vest thereafter (1)	4,862	$5.40	7.43	$11,557

(1)	Options expected to vest reflect an estimated forfeiture rate.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The weighted average grant date fair value of options granted was $5.14 and $4.38 in the three months ended March 31, 2014 and 2013, respectively. The aggregate intrinsic value represents the difference between the market value of the Company’s common stock and the exercise price of outstanding in-the-money options. The total intrinsic value of options exercised was approximately $0.8 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively.

The following table summarizes restricted stock unit activity:

	Number of Shares (in thousands)	Weighted Average Fair Value at Grant	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1) (in thousands)
Balance at December 31, 2013	38	$8.15	2.13	$284
Granted	45	$7.45
Released	—	$—
Balance at March 31, 2014	83	$7.77	2.07	$603

(1)	The intrinsic value of RSUs is based on the Company’s closing stock price as reported by the New York Stock Exchange on March 31, 2014.

The Company did not grant any RSUs in the three months ended March 2013 and no RSUs vested during the three months ended March 2014 and 2013.

Employee Stock Purchase Plan

In July 2013, the Company adopted a 2013 Employee Stock Purchase Plan (the “2013 Purchase Plan”) that became effective on August 6, 2013. The 2013 Purchase Plan is designed to enable eligible employees to periodically purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. Purchases are accomplished through participation in discrete offering periods. The 2013 Purchase Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. The Company originally reserved 500,000 shares of its common stock for issuance under the 2013 Purchase Plan and shares reserved for issuance increase January 1 of each year by the lesser of (i) a number of shares equal to 1% of the total number of outstanding shares of common stock on December 31 immediately prior to the date of increase or (ii) such number of shares as may be determined by the board of directors. A total of 131,739 shares purchased by employees under the Company’s ESPP for the three months ended March 31, 2014.

The expected term of ESPP shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights were as follows:

Three Months Ended March 31, 2014
Expected term (years)	0.50
Volatility	80%
Risk-free interest rate	0.08%
Dividend yield	—

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

The fair value of option grants is determined using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended March 31,
	2014	2013
Expected term (years)	6.00	5.98	–	6.08
Volatility	80%		80%
Risk-free interest rate	1.89%	1.14%	–	1.17%
Dividend yield	—		—

The following table summarizes the effects of stock-based compensation related to vesting stock-based awards included in the Company’s accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenue	$63	$30
Sales and marketing	564	341
Research and development (1)	47	70
General and administrative	487	204
Total employee stock-based compensation	$1,161	$645

(1)	Excludes $104,000, and $35,000 for the three months ended March 31, 2014 and 2013, respectively, that was capitalized as part of internal-use software development costs.

401(k) Plan

The Company’s 401(k) Plan (the “401(k) Plan”) is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating U.S. employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit of $17,500 for calendar years 2013 and 2014. The Company began matching employee’s contributions in April 2014. The Company will match 50% of each participating employee’s contributions up to a maximum of 6% of each employee’s eligible earnings with an annual maximum match of $2,500 per employee per year.

8.    Net Loss per Share

Basic and diluted net loss per common share is presented in conformity with the two-class method required for participating securities. Immediately prior to the closing of the Company’s IPO in August 2013, all shares of outstanding convertible preferred stock automatically converted into shares of the Company’s common stock. Prior to the conversion of the convertible preferred stock, holders of Series A-1, Series A-2, Series B, Series C, Series D and Series D-1 convertible preferred stock were entitled to receive noncumulative dividends when and if declared at the annual rate of 8% ($0.10500, $0.20130, $0.54760, $0.28592, $1.00496 and $1.31370 per share per annum, respectively) payable prior, and in preference to, any dividends on any shares of the Company’s common stock. In the event a dividend was paid on common stock, the holders of Series A-1, Series A-2, Series B, Series C, Series D and Series D-1 convertible preferred stock were entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis). The holders of convertible preferred stock did not have a contractual obligation to share in the losses of the Company, accordingly, basic and diluted net income (loss) per share has not been computed using the two class method.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Under the two-class method, net income (loss) attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income (loss) less current period convertible preferred stock non-cumulative dividends, between common stock and convertible preferred stock. In computing diluted net income (loss), undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding, including potential dilutive common shares assuming the dilutive effect of outstanding stock options using the treasury stock method.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

Net Loss per Share Attributable to Common Stockholders	Three Months Ended March 31,
	2014	2013
Numerator:
Net loss	$(5,069)	$(3,338)

Denominator:
Weighted-average shares used in computing net loss per share:
Basic	32,115	4,828
Weighted-average effect of potentially dilutive shares:
Stock options	—	—
Restricted stock units	—	—
Convertible preferred stock warrants	—	—
Convertible common stock warrants	—	—
Diluted	32,115	4,828
Net loss per share:
Basic	$(0.16)	$(0.69)
Diluted	$(0.16)	$(0.69)

The following weighted-average equity shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of March 31,
	2014	2013
Convertible preferred stock	—	21,634
Stock options	3,417	4,394
Restricted stock units	27	—
Convertible preferred stock warrants	—	54
Convertible common stock warrants	21	—

9.    Related Party Transactions

During the three months ended March 31, 2014 and 2013, the Company recorded costs for a digital media property owner that was also an investor in the Company's Series D-1 convertible preferred stock, of $0.5 million and $0.3 million, respectively, associated with the acquisition of ad inventory. At March 31, 2014 and December 31, 2013, the Company had $0.1 million and $0.4 million, respectively for this related party included in accrued digital media property owner costs in the accompanying condensed consolidated financial statements. In addition, the Company has engaged Nielsen for a variety of media services including the provision and evaluation of data and analysis regarding marketing and demographic targets, television viewing behavior, online and Internet usage, ad view counts and TV/Internet share shift analysis. During 2013 and through March 10, 2014, Mitchell Habib, a member of the Company’s board of directors, was the Chief Operating Officer of Nielsen and prior to that, he served as Executive Vice President of Nielsen’s Global Business Services division. During the three months ended March 31, 2014 and 2013, the Company recorded costs related to media services provided by Nielsen of $0.3 million and $0.1 million, respectively. At March 31, 2014 and December 31, 2013, the Company had $0.1 million and $0.2 million, respectively, payable to Nielsen. The Company believes that its transactions with related parties were carried out on an arm's-length basis on terms that are consistent with similar transactions with other vendors.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.   Segments

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

	Three Months Ended March 31,
	2014	2013
Domestic	$32,678	$24,343
Foreign	4,614	2,269
Total revenue	$37,292	$26,612

The Company’s long-lived assets are primarily located in the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our consolidated financial condition and results of operations in conjunction with the consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in our audited consolidated financial statements and related notes thereto and the Management’s Discussion and Analysis and Results of Operations for the year ended December 31, 2013 appearing in our Annual Report on Form 10-K filed with the SEC on May 27, 2014.

Forward Looking Information

This Quarterly Report on Form 10-Q including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The statements that are not purely historical fact are forward-looking statements and are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A of this Quarterly Report on Form 10Q. Furthermore, such forward-looking statements speak only as of the date of this report. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Unless expressly indicated or the context requires otherwise, the terms “YuMe,” “Company,” “Registrant,” “we,” “us” and “our” in this document refer to YuMe, Inc., and, where appropriate, its wholly-owned subsidiaries.

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

For our network of advertising customers, we overcome the complexities of delivering digital video advertising campaigns in a highly fragmented environment where audiences use an increasing variety of Internet-connected devices to access thousands of online and mobile websites and applications. Our solutions deliver video advertising campaigns seamlessly across personal computers, smartphones, tablets, set-top boxes, game consoles, Internet-connected TVs and other devices. In addition, our platform optimizes campaign results to metrics that are relevant to brand advertisers, such as brand awareness, message recall, brand favorability and purchase intent.

For our global digital media property owners, we offer software that delivers digital video advertisements to their audiences. We access data from this software and we apply our data science capabilities to target those audiences that will be relevant to particular advertisers. In combination, these capabilities allow us to deliver ads to audiences that we expect to be receptive to specific brand messages, while driving better monetization for digital media property owners.

We generate revenue primarily by delivering digital video advertisements on Internet-connected devices. Our ads run when users choose to view video content on their devices. Advertising customers submit ad insertion orders to us and we fulfill those orders by delivering their digital video advertisements to audiences available through digital media properties, a process that we refer to as an advertising campaign. We are typically paid on a cost per thousand basis (“CPM”), of which we generally pay digital media properties a negotiated percentage. Our customers primarily consist of large global brands and their advertising agencies. In the three months ended March 31, 2014, our customers included 58 of the top 100 U.S. advertisers as ranked by Advertising Age magazine in 2012 (“the AdAge 100”), such as American Express, AT&T, GlaxoSmithKline, Home Depot and McDonald's.

The core of our business relies on our sophisticated platform that encompasses customized embedded software, advertising management, and data science capabilities. Our YuMe SDKs are embedded by our digital media property owners and collect dozens of data elements that we use for our advanced audience modeling algorithms that continuously improve our ability to optimize campaigns around key brand metrics. Our Placement Quality Index (“PQI”) inventory scoring system leverages YuMe SDK and other data sources through algorithms to assess the quality of ad placements and optimize placements to maximize brand advertising results. In addition, our Audience Amplifier machine-learning tool uses those brand results in its correlative data models to find audiences that we expect to be receptive to specific brand messages.

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

We believe that the assumptions and estimates associated with revenue recognition, website and internal-use software development costs, business combinations, income taxes and stock-based compensation have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

For further information on all of our critical accounting policies and estimates, refer to our 2013 Annual Report on Form 10-K filed with Securities and Exchange Commission on March 27, 2013.

Recent Pronouncements

In July 2013, the FASB issued amended standards that provided explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance became effective on January 1, 2014 and should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company adopted this guidance prospectively in fiscal 2014 and the adoption did not impact the condensed consolidated financial statements.

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

	Three Months Ended March 31,
	2014		2013
Condensed Consolidated Statements of Operations Data:	(dollars in thousands)
Revenue	$37,292	100.0%	$26,612	100.0%
Cost of revenue	20,184	54.1	14,553	54.7
Gross margin	17,108	45.9	12,059	45.3
Operating expenses
Sales and marketing	15,466	41.5	10,217	38.4
Research and development	936	2.5	1,000	3.8
General and administrative	5,622	15.1	3,938	14.8
Total operating expenses	22,024	59.1	15,155	56.9
Loss from operations	(4,916)	(13.2)	(3,096)	(11.6)
Loss before income taxes	(4,937)	(13.2)	(3,307)	(12.4)
Net loss	$(5,069)	(13.6)%	$(3,338)	(12.5)%

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

We count direct advertising customers in accordance with the following principles: we count (i) each advertiser, not the advertising agencies through which its ad insertion orders may be placed, as the customer; and (ii) entities that are part of the same corporate structure are counted as a single customer. We also recognize immaterial amounts of other revenue (i) that are paid by digital media property owners, including platform fees, professional service fees and ad serving fees and (ii) from intermediaries that have relationships with advertising agencies and advertisers. In calculating revenue per direct advertising customer, we exclude this other revenue.

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

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Revenue	$37,292	$26,612	$10,680	40.1%

For the three months ended March 31, 2014, revenue increased $10.7 million, or 40.1%, compared to the three months ended March 31, 2013. The increase was due to an increase of $10.6 million in advertising sales. The increase in advertising sales was primarily driven by an increase in the number of advertising customers, including those located in international markets in which we operate and have recently entered. We had 351 advertising customers at March 31, 2014, an increase of 37.1%, compared to 256 at March 31, 2013. The average revenue per advertising customer for the three months ended March 31, 2014 was $104,000, an increase of 2.5%, compared to $101,000 for the three months ended March 31, 2013. Our top 20 advertising customers for the three months ended March 31, 2014 accounted for $16.9 million, or 45.4%, of our revenue, compared to $15.0 million, or 56.3%, of our revenue for the three months ended March 31, 2013.

Cost of Revenue and Gross Profit

Our cost of revenue primarily consists of amounts incurred with digital media property owners, typically under revenue-sharing arrangements. We refer to these costs as traffic acquisition costs. Generally, we incur traffic acquisition costs in the period the advertising impressions are delivered. In certain circumstances, we incur costs based on minimum guaranteed impressions. Cost of revenue also includes ad delivery costs, such as labor and related costs, depreciation and amortization related to acquired technologies, internally developed software and data center assets, and Internet access costs. These expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized. We expect that cost of revenues, including our traffic acquisition costs, may increase as a percentage of revenue in the near term.

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Cost of revenue	$20,184	$14,553	$5,631	38.7%
Percentage of revenue	54.1%	54.7%
Gross profit	$17,108	$12,059	$5,049	41.9%
Percentage of revenue	45.9%	45.3%

For the three months ended March 31, 2014, cost of revenue increased $5.6 million, or 38.7%, compared to the three months ended March 31, 2013. The increase was primarily attributable to an increase of $5.3 million in traffic acquisition, third-party service and delivery, and ad delivery costs as a result of the increase in revenue, and a $0.4 million increase in other costs of revenues. For the three months ended March 31, 2014, cost of revenue, as a percentage of revenue, decreased by 0.6%, to 54.1%, compared to the three months ended March 31, 2013, primarily as a result of the benefit of certain economies of scale.

Sales and Marketing

We sell to our customers primarily through our direct sales force personnel who have established relationships with major ad agencies and direct relationships with advertisers. Our sales and marketing expenses primarily consist of salaries, benefits, stock-based compensation, travel and entertainment expenses, and incentive compensation for our sales and marketing employees. Sales and marketing expenses also include promotional, advertising and public relations costs, as well as depreciation, facilities and other supporting overhead costs. We expect sales and marketing expenses to increase as we hire additional employees to expand our sales force and to support our marketing initiatives, and to decline as a percentage of revenue over time.

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Sales and marketing	$15,466	$10,217	$5,249	51.4%
Percentage of revenue	41.5%	38.4%

For the three months ended March 31, 2014, sales and marketing expenses increased $5.2 million, or 51.4%, compared to the three months ended March 31, 2013. The increase was primarily attributable to an increase of $4.8 million in employee compensation, benefits and other employee-related expenses, including stock-based compensation, and an increase of $0.3 million in other departmental expenses, as a result of an increase in employee count as we expanded our sales organization, both domestically and internationally. For the three months ended March 31, 2014, sales and marketing expenses, as a percentage of revenue, increased by 3.1%, to 41.5%, compared to the three months ended March 31, 2013, primarily as a result of the increase in employee count.

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

	Three Months Ended March 31,		Change
	2014	2013		%
	(dollars in thousands)
Research and development	$936	$1,000	$(64)	(6.4)%
Percentage of revenue	2.5%	3.8%

For the three months ended March 31, 2014, research and development expenses decreased $0.1 million, or 6.4%, compared to the three months ended March 31, 2013. The decrease was primarily attributable to a decrease in employee compensation, benefits and other employee-related expenses. For the three months ended March 31, 2014, research and development expenses, as a percentage of revenue, decreased by 1.3%, to 2.5%, compared to the three months ended March 31, 2013, primarily as a result of the increase in revenue.

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

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(dollars in thousands)
General and administrative	$5,622	$3,938	$1,684	42.8%
Percentage of revenue	15.1%	14.8%

For the three months ended March 31, 2014, general and administrative expenses increased $1.7 million, or 42.8%, compared to the three months ended March 31, 2013. The increase was primarily attributable to an increase of $1.3 million in employee compensation, benefits and other employee-related expenses, including stock-based compensation, and a $0.4 million increase in departmental expenses, as a result of an increase in general and administrative employees hired in association with operating as a public company and to support the growth in our business. For the three months ended March 31, 2014, general and administrative expenses, as a percentage of revenue, increased by 0.3%, to 15.1%, compared to the three months ended March 31, 2013, primarily as a result of the increase in employee count.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of the interest expense on our capital lease obligations and notes payable, interest income earned on our cash and cash equivalents and marketable securities, foreign exchange gains and losses, and prior to our IPO in August 2013, the revaluation of our outstanding convertible preferred stock warrants.

	Three Months Ended March 31,
	2014	2013	Change $
	(in thousands)
Interest income	$158	$–	$158
Interest expense	(3)	(19)	16
Accretion and amortization on marketable securities	(126)	–	(126)
Transaction gain (loss) on foreign exchange	(52)	(171)	119
Change in fair value of warrants liability	–	(28)	28
Other non-operating income (loss), net	2	7	(5)
Interest and other income (expense), net	$(21)	$(211)	$190

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

For the three months ended March 31, 2014, other income and (expenses), net increased by $0.2 million, compared to the three months ended March 31, 2013. The increase was primarily due to interest income on our marketable securities and an increase in unrealized gains on the remeasurement of our foreign entities into U.S. dollars.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the U.S. and income taxes in certain foreign jurisdictions, deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the realization of net operating loss carryforwards.

	Three Months Ended March 31,
	2014	2013	Change $
	(in thousands)
Income tax expense	$132	$31	$101

For the three months ended March 31, 2014 and 2013, income tax expense was primarily related to the federal alternative minimum tax, state taxes and taxes due in foreign jurisdictions.

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

	Three Months Ended March 31,
	2014	2013
Net loss	$(5,069)	$(3,338)
Adjustments:
Interest expense	3	19
Income tax expense	132	31
Depreciation and amortization expense	1,099	1,026
Stock-based compensation expense	1,161	645
Total Adjustments	2,395	1,721
Adjusted EBITDA	$(2,674)	$(1,617)

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

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities. As of March 31, 2014, we had $58.7 million in cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of money market funds, corporate bonds, commercial paper and certificate of deposits. Cash held internationally as of March 31, 2014 totaled $1.0 million and was not material to our liquidity or financial position. As of March 31, 2014, we had capital lease obligations of $0.2 million related to the purchase of property, equipment and software.

Since our inception we financed our operations and capital expenditures primarily through private sales of convertible preferred stock. On August 12, 2013, we closed our IPO in which we issued and sold 5,125,000 shares of common stock resulting in net proceeds of approximately $40.0 million, after deducting underwriting discounts and commissions of $3.2 million and offering expenses of $2.9 million. Upon the closing of the IPO, all of our convertible preferred stock outstanding automatically converted into 21,840,537 shares of common stock, based on the shares of convertible preferred stock outstanding as of August 12, 2013. In addition, all outstanding warrants to purchase convertible preferred stock automatically converted into warrants to purchase 53,983 shares of common stock, and the preferred stock warrant liability of $0.4 million as of August 12, 2013 was reclassified to additional paid-in capital.

We believe that our existing cash, cash equivalents, and marketable securities balance will be sufficient to meet our anticipated cash requirements through at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, requiring us to utilize other available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under Part II, Item 1A: “Risk Factors” in this Quarterly Report on Form 10-Q. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain needed additional funds, we will have to reduce our operating expenses, which would impair our growth prospects and could otherwise negatively impact our business.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2014	2013
Condensed Consolidated Statements of Cash Flows Data:	(in thousands)
Net cash provided by (used in) operating activities	$(6,233)	$309
Net cash used in investing activities	$(8,755)	$(828)
Net cash provided by (used in) financing activities	$1,463	$(616)

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

We used $6.2 million of cash for operating activities during the three months ended March 31, 2014, primarily resulting from our net loss of $5.1 million, adjusted for non-cash charges related to:

•	Depreciation and amortization of $1.1 million;
•	Stock-based compensation of $1.2 million;
•	Bad debt expense of $0.2 million; and
•	Deferred income taxes of $(0.1) million.

In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows:

•

$(8.4) million from a decrease in accounts payable, accrued digital media property owner costs and other accrued liabilities as a result of the growth of our business and the timing of payments to our vendors;

•	$5.4 million from a decrease in accounts receivable due to the timing of receipts from advertising customers;
•	$(0.4) million from an increase in prepaid expenses and other current assets primarily due to the timing of payments for rent, insurance and other operating costs; and
•	$(0.1) million from a decrease in deferred revenue.

We generated $0.3 million of cash from operating activities during the three months ended March 31, 2013, primarily resulting from our net loss of $3.3 million, adjusted for non-cash charges related to:

•	Depreciation and amortization of $1.0 million;
•	Stock-based compensation of $0.6 million;
•	Bad debt expense of $0.1 million; and
•	Deferred income taxes of $(0.1) million.

In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows:

•	$10.5 million from a decrease in accounts receivable due to a decrease in billings for advertising campaigns as well as timing of payments from these customers;
•	$(8.2) million from a decrease in accounts payable accrued liabilities and accrued traffic acquisition costs as a result of the growth of our business and the timing of payments to our vendors; and
•	$(0.3) million from an increase in prepaid expenses and other current assets primarily due to the timing of payments for rent, insurance and other operating costs.

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

We used $8.8 million of cash for investing activities during the three months ended March 31, 2014, primarily as follows:

•	$0.2 million to purchase property, equipment and software;
•	$8.1 million to purchase marketable securities; and
•	$0.4 million to develop software for internal use.

We used $0.8 million of cash for investing activities during the three months ended March 31, 2013, primarily as follows:

•	$0.4 million to purchase property, equipment and software; and
•	$0.5 million to develop software for internal use.

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

We generated $1.5 million of cash from financing activities during the three months ended March 31, 2014. We received $1.6 million of proceeds for the issuance of common stock in association with our employee stock purchase plan and from the exercise of common stock options, partially offset by $0.2 million of repayments of borrowings under notes payable and capital leases.

We used $0.6 million of cash from financing activities for the three months ended March 31, 2013. We made payments of $0.4 million for deferred offering costs and repayments of $0.2 million of borrowings under notes payable and capital leases.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements for the three months ending March 31, 2014 and 2013, and as of March 31, 2014 and December 31, 2013.

Contractual Obligations

We lease various office facilities, including our corporate headquarters in Redwood City, California, under operating lease agreements that expire through June 2018. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. Rent expense under operating leases totaled $0.6 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively.

We also have capital lease obligations, and enter into agreements with digital media property owners that require the purchase of a minimum number of impressions on a monthly or quarterly basis. Our capital lease obligations mature at various dates through June 2015, while purchase commitments expire on various dates through December 2014. Periodically, we may significantly increase the amounts of minimum impression purchases which will have the effect of increasing our purchase commitments in certain future periods.

Our future minimum payments under these arrangements as of March 31, 2014 are as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating lease obligations	$4,874	$1,573	$3,138	$163	$—
Capital lease obligations	219	211	8	—	—
Traffic acquisition costs and other purchase commitments	1,086	1,086	—	—	—
Total minimum payments	$6,179	$2,870	$3,146	$163	$—

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. The Company has determined its uncertain tax positions as of March 31, 2014 will not result in any additional taxes payable by the Company. As a result, no amounts are shown in the table above relating to the Company’s uncertain tax positions.

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

To provide a meaningful assessment of the interest rate risk associated with the our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our portfolio. Based on investment positions as of March 31, 2014, a hypothetical 100 basis point increase in interest rates across all maturities in our portfolio would result in an immaterial incremental decline in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity. As such, we do not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. We do not enter into investments for trading or speculative purposes.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the British pound sterling, Indian Rupee, Swedish Krona, Mexican Peso and the Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and intercompany balances that are denominated in currencies other than the U.S. dollar, we believe such a change will not have a material impact on our results of operations. In the event our foreign sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

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

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter ended March 31, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred a net loss of $11.1 million in 2011. We had net income of $6.3 million and $0.3 million in 2012 and 2013, respectively. We had an accumulated deficit of $26.7 million as of March 31, 2014. In past periods we have not generated sufficient revenue to offset operating expenses, which may occur in future periods as well. Although our revenue has increased substantially in recent periods, it is likely that we will not be able to maintain this rate of revenue growth as a result of a variety of factors, including increased competition and the maturation of our business, and we cannot assure you that our revenue will continue to grow or will not decline. We expect to invest heavily in our operations to support anticipated future growth; as a result, our operating expenses will increase substantially and to be profitable we will need to increase our revenue sufficiently to offset these higher expenses. You should not consider our historical revenue growth or operating expenses as indicative of our future performance. If our revenue growth rate declines or our operating expenses exceed expectations, our financial performance will be adversely affected. Further, if our future growth and operating performance fail to meet investor or analyst expectations, it could have a materially negative effect on our stock price.

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

Brand advertisers represented by an advertising agency within the OMG corporate structure, accounted for more than 10% of our revenue in the three months ended March 31, 2014 and 2013. A significant reduction for any reason in our revenue from digital advertising purchased by OMG or one or more brand advertisers that it represents would materially harm our financial condition and results of operations.

We generally do not have long-term agreements with our customers, and we may be unable to retain key customers, attract new customers, or replace departing customers with customers that can provide comparable revenue to us.

Our success requires us to maintain and expand our current customer relationships and to develop new relationships. Our contracts and relationships with advertising agencies on behalf of advertisers generally do not include long-term obligations requiring them to purchase our solutions and are cancelable upon short or no notice and without penalty. As a result, we may have limited visibility into our future advertising revenue streams. We cannot assure you that our customers will continue to use our solutions, or that we will be able to replace, in a timely or effective manner, departing customers with new customers that generate comparable revenue. If a major customer representing a significant portion of our business decides to materially reduce its use of our solutions or to cease using our solutions altogether, our revenue could be significantly reduced. Any non-renewal, renegotiation, cancellation or deferral of large advertising contracts, or a number of contracts that in the aggregate account for a significant amount of revenue, could cause an immediate and significant decline in our revenue and harm our business.

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

Most of our research and development and ad operations work are conducted in Chennai, India, where we have a significant presence. In addition, we have operations in Europe, Latin America and China, and may continue to expand our international operations into other countries. We expect to continue to rely on significant cost savings obtained by concentrating our research and development and ad operations work in Chennai, India, rather than in the San Francisco Bay Area. However, the rate of wage inflation has historically been higher in India than in the United States, and we may not be able to maintain these cost savings in the future. If the cost of development and engineering work in Chennai, India were to significantly increase or the labor environment in Chennai, India were to change unfavorably, we would no longer be able to rely on these cost savings or may need to move our development, engineering and ad operations work elsewhere. Accordingly, if we are unable to rely on these significant cost savings, we would lose a competitive advantage, we may not be able to sustain our growth and our profits may decline.

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

We expect to expand our international operations by opening offices in new countries and regions. For example, we expanded into the United Kingdom with the acquisition of Appealing Media in the second half of 2011, launched operations in Canada, France and Spain in 2012, the Nordic region and Germany in 2013, and Latin America and China in 2014. However, we have a limited sales operations history as a company outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the challenges of supporting a rapidly growing business in an environment of multiple cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Expanding internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:

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

If digital media properties decide not to make advertising inventory available to us for any of these reasons, or decide to increase the price of inventory, or place significant restrictions on our use of their advertising inventory, we may not be able to replace this with inventory from other digital media properties that satisfy our requirements in a timely and cost-effective manner. If we enter into fixed price arrangements or guarantees to secure inventory or significantly increase the amounts of such arrangements or guarantees, we may be unable to sell some or all of such inventory profitably or at all. In addition, significant digital media properties in the industry may enter into exclusivity arrangements with our competitors, which could limit our access to a meaningful supply of advertising inventory. If any of this happens, our revenue could decline, our liquidity could be negatively impacted and our cost of acquiring inventory could increase, lowering our operating margins.

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

Digital advertising is shifting, in part, to programmatic buying and real-time bidding (“RTB”) systems. Programmatic buying is the automated purchase of digital advertising inventory through a combination of machine-based transactions, data and algorithms. RTB, a subset of programmatic buying, is the real-time purchase and sale of advertising inventory on an impression-by-impression basis on advertising exchanges. Programmatic buying and RTB are emerging and growing trends in the buying and selling of digital advertising inventory. The recognition by advertisers that an increased use of programmatic buying and RTB systems may constitute an effective way to achieve their campaign goals and cost savings, and the recognition by digital media property owners that they may achieve greater returns from an increased use of programmatic buying and RTB systems may result in a challenge to our traditional pricing model. There can be no assurance that such trends, or the acceleration of such trends, will not erode our revenue. We recently introduced Video Reach, our programmatic video brand advertising solution. We may be unable to successfully sell, integrate or maintain this solution and there can be no assurance that our advertising customers or our network of digital media property owners will embrace Video Reach as a programmatic solution.

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

In the United States, we have five patents issued, 18 non-provisional patent applications pending and five provisional patent applications pending. We also have 33 foreign patent applications pending. There can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, or that these patents will not be challenged by third parties or found to be invalid or unenforceable. We have five registered trademarks in the United States, ten registered trademarks in foreign jurisdictions and are also pursuing the registration of additional trademarks and service marks in the United States and in locations outside the United States. Effective trade secret, copyright, trademark and patent protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming.

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

 .

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

We have had significant operations both in the United States and India and we have recently expanded in Europe, Latin America and China. Historically, we have had separate systems of internal controls covering our international operations, which may have included control deficiencies. We are in the process of consolidating these systems and remediating any control deficiencies, and we may experience difficulties with the consolidation that could harm our operations and cause our business to suffer.

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

We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal income tax purposes, including any limitations that may be imposed under Section 382 of the Internal Revenue Code as a result of our IPO. At December 31, 2013, we had federal net operating loss carryforwards of $8.3 million, which expire at various dates beginning in 2025. At December 31, 2013, we had state and local net operating loss carryforwards of $14.8 million, which expire beginning in 2015. Our gross state net operating loss carryforwards are equal to or less than the federal net operating loss carryforwards and expire over various periods beginning in 2015, based on individual state tax law.

We periodically assess the likelihood that we will be able to recover our net deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, we concluded that a full valuation allowance against our net deferred tax assets should be applied as of March 31, 2014. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period this determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current tax provision. These events could have a material impact on our reported results of operations.

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

Our stock price has been and is likely to remain volatile. Since shares of our common stock were sold in our initial public offering in August 2013 at a price of $9.00 per share, our stock price has ranged from $5.79 to $12.08 through April 30, 2014. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

We had approximately 32.3 million shares of common stock outstanding as of March 31, 2014. Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

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

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in aggregate, beneficially own over 53% of our outstanding common stock. These persons, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

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

From January 1, 2014 through March 31, 2014, under the 2004 Stock Plan, an aggregate of 266,676 shares of common stock were issued upon the exercise of stock options, at exercise prices ranging from $0.06 to $6.42 per share, for aggregate proceeds of approximately $0.8 million.

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

Date: May 15, 2014

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