Form 10-K/A
period 2013-12-31
YuMe Inc
filed 2014-06-23
CIK 1415624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     Yes  ☐ No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

NOTE REGARDING FORWARD-LOOKNG STATEMENTS

This Amendment No. 1 (this "Amendment ") to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission (the "SEC") on March 27, 2014 (our “Annual Report’) contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve substantial risks and uncertainties. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Amendment, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include, for example, statements about our executive compensation philosophy and objectives, vesting of equity awards, and post-employment compensation, and director compensation.

You should refer to Part I, Item 1A: "Risk Factors" of our Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Amendment will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

You should read this Amendment, the documents that we reference in this Amendment, our Annual Report, and documents we have filed as exhibits to this Amendment and the Annual Report, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Unless expressly indicated or the context requires otherwise, the terms “YuMe,” “registrant,” “Company,” “we,” “us” and “our” in this document refer to YuMe, Inc., and, where appropriate, its wholly-owned subsidiaries.

YuMe, Inc.

FORM 10-K

Amendment No. 1

Table of Contents

PART III

Item 11.	Executive Compensation	1
	Executive Officer Compensation	1
	Director Compensation	7

PART IV

Item 15.	Exhibits and Financial Statement Schedules	9
	Signatures	10
	Exhibit Index	11

EXPLANATORY NOTE

We are filing this Amendment to correct information about our executive compensation disclosure that was contained in our definitive proxy statement filed with the SEC on April 2, 2014, and incorporated by reference into our Annual Report. In accordance with Rule 12b-15 under the Exchange Act, Part III, Item 11 and Part IV, Item 15 of the Annual Report are hereby amended and restated in their entirety. This Amendment speaks as of the original filing date of our Annual Report and, except for those items specifically in this Amendment, does not change any of the disclosures contained in our Annual Report. This Amendment, together with our Annual Report, constitutes the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Any capitalized terms used but not defined herein shall have the meaning ascribed to such term in our Annual Report.

This Amendment does not reflect events after the filing of our Annual Report or modify or update those disclosures affected by subsequent events. Therefore, you should read this Amendment together with the other reports of the Registrant that update and supersede the information contained in this Amendment.

PART III

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Overview

This section provides an overview of the material components of our executive compensation program for our Chief Executive Officer and each of our two other most highly compensated executives during 2013. We refer to these individuals as our "named executive officers" or "NEOs." The compensation provided to our NEOs for 2013 is set forth in detail in the Summary Compensation Table and other tables that follow this section, as well as the accompanying footnotes and narratives relating to those tables. This section also discusses our executive compensation philosophy, objectives and design, and the compensation decisions for our NEOs in 2013.

Our NEOs for 2013 were:

•	Jayant Kadambi, Chairman of the Board of Directors, Co-Founder and Chief Executive Officer;

•	Ayyappan Sankaran, Co-Founder and Executive Vice President, Engineering and Chief Technology Officer; and

•	Scot McLernon, Executive Vice President, Sales and Chief Revenue Officer.

Executive Compensation Philosophy, Objectives and Design

Compensation Philosophy

We operate in a highly competitive and rapidly evolving market, and we expect competition to continue to increase. Our ability to compete and succeed in this environment is directly correlated to our ability to recruit, incentivize and retain talented individuals in the areas of development, services, sales, marketing, and support functions such as finance, information technology, legal and human resources. The market for skilled individuals in any of these areas is very competitive. Our compensation philosophy is designed to establish and maintain a compensation program that attracts, retains and rewards talented individuals who possess the skills necessary to create long-term value for our stockholders, expand our business and assist in the achievement of our strategic objectives.

Prior to the formal establishment of our Compensation Committee, the Board was responsible for the compensation policies. In 2013, our Board reviewed and assessed our general compensation philosophy, which is intended to align with our core values, yearly performance, and our stockholder interests, as well as to effectively balance our short- and long-term objectives. When determining the competitiveness of our pay practices, we look at the entire pay and benefit package, taking into account total compensation. Our total compensation package is designed to be competitive in the geographical locations where we do business, focused on results, and to be fair and flexible. The Board recognizes the importance of providing fair rewards for employee contributions. We seek to provide total targeted direct compensation (salary, bonus and equity) that are competitive with our peer group, and to provide parity and consistency within functions. We also believe in making tough decisions in order to adhere to budgets, ensuring transparency and promoting understanding of our compensation philosophy and practices.

The Board, and now our Compensation Committee, retains flexibility to review our compensation structure periodically as needed to focus on different business objectives, and reviews our compensation programs at least annually.

Objectives for our Executive Compensation Programs

Consistent with our compensation philosophy, the primary goals of our executive compensation programs are to:

•	provide competitive compensation to recruit, retain and engage top talent;

•	align executive compensation to company performance and our stockholders’ interests; and

•	balance short- and long-term objectives.

Elements of Our Executive Compensation Program

The key elements of our compensation package for NEOs are base salary, bonuses, equity-based awards, and our benefits programs. Each NEO’s compensation has been designed to provide a combination of compensation that is tied to achievement of our short- and long-term objectives.

Base Salary

We offer base salaries that are intended to provide a level of stable fixed compensation to NEOs for performance of day-to-day services. Base salaries of NEOs other than our co-founders are established as the result of arm’s-length negotiation with the individual at the time of hiring. Base salaries for our executive officers are generally reviewed annually to determine whether an adjustment is warranted or required. In 2013, the Board reviewed the base salaries of our executive officers taking into consideration data from a compensation analysis performed by our compensation consultant, Compensia. The base salaries paid to our NEOs for 2013 are set forth in the Summary Compensation Table below.

Bonuses

We provide our executive officers, including the NEOs, with the opportunity to earn cash bonuses to encourage the achievement of corporate and individual objectives and to reward those individuals who significantly impact our corporate results. The Compensation Committee determines and approves cash bonus decisions for our executive officers.

The 2013 discretionary executive bonuses were based primarily on the attainment of three performance measures, revenue, adjusted EBITDA and gross margin, subject to an individual performance factor as determined by our Chief Executive Officer (except with respect to his compensation). The Compensation Committee considered these metrics the best indicators of our successful execution of our annual operating plan by our executive officers in 2013. Each NEO had a cash bonus target: Mr. Kadambi—$210,000; Mr. Sankaran $135,000 and Mr. McLernon—$500,000. The bonus target for Mr. McLernon was based on pre-determined sales objectives.

Equity-Based Awards

We use equity awards to motivate and reward our executive officers, including our NEOs, for long-term corporate performance based on the value of our common stock and, thereby, to align the interests of our executive officers with those of our stockholders. Prior to August 2013, these equity awards had been granted solely in the form of options to purchase shares of our common stock. We believed that stock options, when granted with exercise prices equal to the fair market value of our common stock on the date of grant, provide an appropriate long-term incentive for our executive officers, because the stock options reward them only to the extent that our stock price grows and stockholders realize value following their grant date. Following our IPO, we now consider granting restricted stock units ("RSUs") in order to provide additional retention for our executives. We have adopted a program in which all executives are eligible for annual equity grants.

Historically, the size and form of the initial equity awards for our executive officers were established through arm’s-length negotiation at the time the individual was hired. In making these awards, the Board considered, among other things, the prospective role and responsibility of the individual executive, competitive factors, the cash compensation to be received by the executive officer, and the need to create a meaningful opportunity for reward predicated on the creation of long-term stockholder value.

Benefits Programs

Our employee benefit programs, including our health, dental, vision, life insurance and disability programs, are designed to provide a competitive level of benefits to our employees generally, including our NEOs and their families. We adjust our employee benefit programs as needed based upon regular monitoring of applicable laws and practices and the competitive market. Our NEOs are entitled to participate in the same employee benefit plans, and on the same terms and conditions, as all other United States full-time employees.

2013 Summary Compensation Table

The following table presents summary information regarding the total compensation earned during 2013 and 2012 by our NEOs.

Name	Year	Base Salary ($)	Bonus ($)			Option Awards(1) ($)		Non-equity Incentive Plan Compensation ($)			All other Compensation ($)			Total ($)
Jayant Kadambi (Chief Executive Officer)	2013	$300,000		$170,000	(2)		$1,501,635	$	----		$	----		$1,971,635
	2012	$257,500		$31,000	(3)(4)	$	----		$100,000	(5)		$56,204	(6)	$444,704

Ayyappan Sankaran (Executive Vice President, Engineering and Chief Technology Officer)	2013	$300,000		$110,000	(7)		$881,255	$	----		$	----		$1,291,255
	2012	$257,500		$40,397	(4)(8)	$	----		$87,550	(9)		$90,867	(6)	$476,314

Scot McLernon (Executive Vice President, Sales and Chief Revenue Officer)	2013	$234,967	$	----			$516,981		$447,587	(10)	$	----		$1,199,535
	2012	$234,967		$1,000	(4)	$	----		$517,156	(10)	$	----		$753,123

(1) Reflects the grant date fair value of the stock options granted as computed in accordance Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 718, Compensation-Stock Compensation, (formerly SFAS 123R), or ASC 718. The valuation assumptions used in calculating the grant date fair value of the stock options are set forth in Note 11 of Notes to Consolidated Financial Statements included in the Company’s Annual Report.

(2) Mr. Kadambi was eligible to receive a discretionary cash bonus in 2013 as determined by the Compensation Committee, based on our achievement of revenue, adjusted EBITDA, margin and strategic objectives. Our Compensation Committee approved payment of Mr. Kadambi's bonus in the amount of $170,000.

(3) This amount includes a discretionary bonus approved by the Board in the amount of $30,000.

(4) This amount includes a $1,000 per employee company-wide discretionary bonus.

(5) Mr. Kadambi was eligible to receive an incentive cash bonus in 2012 based on our achievement of specific revenue, adjusted EBITDA, margin and strategic objectives. Our independent Board members approved payment of Mr. Kadambi's target bonus.

(6) Consists of payment for accrued vacation.

(7) Mr. Sankaran was eligible to receive a discretionary cash bonus in 2013 as determined by the Compensation Committee, based on our achievement of revenue, adjusted EBITDA, margin and strategic objectives. Our Compensation Committee approved payment of Mr. Sankaran's bonus in the amount of $110,000.

(8) This amount includes a discretionary bonus approved by the Board in the amount of $39,397.

(9) Mr. Sankaran was eligible to receive an incentive cash bonus in 2012 based on our achievement of revenue, adjusted EBITDA, margin and strategic objectives. Our independent Board members approved payment of Mr. Sankaran's target bonus.

(10) Consists of payment for achievement of mutually agreed upon sales objectives.

  OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2013

The following table provides information about outstanding stock options and stock awards held by each of our NEOs at December 31, 2013.

		Option Awards				Stock Awards
Name	Grant Date(1)	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	All Other Stock Awards: Number of Shares of Stock or Units	Grant Date Fair Value of Stock Awards($)
Jayant Kadambi	01/24/2008 (2)	44,272	--	$0.66	01/23/2018	--	--
	12/10/2008(2)	134,199	--	$0.60	12/09/2018	--	--
	05/27/2011(2)	53,819	29,514	$4.62	05/26/2021	--	--
	01/29/2013(2)	32,537	109,440	$6.42	01/28/2023	--	--
	08/06/2013(4)	--	141,666	$9.00	08/05/2023	--	--
Ayyappan Sankaran	01/24/2008(2)	45,000	--	$0.66	01/23/2018	--	--
	12/10/2008(2)	168,702	--	$0.60	12/09/2018	--	--
	05/27/2011(2)	53,819	29,514	$4.62	05/26/2021	--	--
	01/29/2013(2)	32,537	109,440	$6.42	01/28/2023	--	--
	08/06/2013(4)	--	41,666	$9.00	08/05/2023	--	--
Scot McLernon	03/24/2010 (3)	239,582	10,417	$4.68	03/23/2020	--	--
	08/06/2013(2)	6,944	76,389	$9.00	08/05/2023	--	--

(1) All of the outstanding equity awards granted prior to August 6, 2013 were granted under our 2004 Stock Plan. The outstanding equity awards granted on and after August 6, 2013 were granted under our 2013 Equity Incentive Plan.

(2) Option vests in equal monthly installments over four years.

(3) Option vests over four years, with 25% vesting one year from the date of grant and in equal installments each month thereafter.

(4) Option vests over four years, with 20% vesting at year two, 30% vesting at year three and 50% vesting at year four.

STOCK OPTION EXERCISES AND STOCK VESTED DURING 2013

The following table shows information regarding option exercises and stock awards that vested during 2013 with respect to our NEOs.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Jayant Kadambi	—	—	—	—

Ayyappan Sankaran	—	—	—	—

Scot McLernon	—	—	—	—

EQUITY COMPENSATION PLAN INFORMATION

The following table presents information as of December 31, 2013 with respect to compensation plans under which shares of our common stock may be issued. The category "Equity compensation plans approved by security holders" in the table below consists of the 2004 Stock Plan ("2004 Plan"), the 2013 Equity Incentive Plan ("2013 Plan") and the 2013 Employee Stock Purchase Plan ("2013 Purchase Plan").

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	5,751,232	(1)	$5.53	(2)	1,395,014	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	5,751,232		$5.53		1,395,014

(1)	Includes 38,126 shares subject to outstanding restricted stock units.

(2)	The weighted average exercise price relates solely to shares subject to outstanding stock options, as shares subject to restricted stock units have no exercise price.

(3)

This number includes 895,014 shares of common stock for issuance under the 2013 Plan and 500,000 shares of common stock for issuance under the 2013 Purchase Plan. The Company has reserved 2,000,000 shares of its common stock for issuance under the 2013 Plan, and shares reserved for issuance will increase January 1 of each year by the lesser of (i) 5% of the number of shares issued and outstanding on December 31 immediately prior to the date of increase or (ii) such number of shares as may be determined by the Board. On January 1, 2014, shares reserved for issuance under the 2013 Plan increased by 1,596,693. The Company has reserved 500,000 shares of its common stock for issuance under the 2013 Purchase Plan and shares reserved for issuance will increase January 1 of each year by the lesser of (i) a number of shares equal to 1% of the total number of outstanding shares of common stock on December 31 immediately prior to the date of increase or (ii) such number of shares as may be determined by the Board. On January 1, 2014, shares reserved for issuance under the 2013 Purchase Plan increased by 319,338. There were no shares purchased by employees under the 2013 Purchase Plan for the twelve months ended December 31, 2013. On February 19, 2014, employees purchased 131,739 shares of common stock under the 2013 Purchase Plan.

Equity Compensation Plans

2004 Stock Plan

The Company’s 2004 Plan authorized the Company to grant restricted stock awards or stock options to employees, directors and consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for non-statutory options. Option vesting schedules were determined by the Board at the time of issuance and they generally vest at 25% on the first anniversary of the grant (or the employment or service commencement date) and monthly over the next 36 months. Options generally expire ten years from the date of grant unless the optionee is a 10% stockholder, in which case the term will be five years from the date of grant. Unvested options exercised are subject to the Company’s repurchase right. Upon the effective date of the registration statement related to the Company’s IPO, the 2004 Plan was amended to cease the grant of any additional awards thereunder, although the Company will continue to issue common stock upon the exercise of stock options previously granted under the 2004 Plan.

2013 Equity Incentive Plan

In July 2013, the Company adopted the 2013 Plan which became effective on August 6, 2013. The 2013 Plan serves as the successor equity compensation plan to the 2004 Plan. The 2013 Plan will terminate on July 23, 2023. The 2013 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance stock awards, restricted stock units and stock bonus awards to employees, directors and consultants. Stock options granted must be at prices not less than 100% of the fair market value at date of grant. Option vesting schedules are determined by the Compensation Committee or the Equity Award Committee at the time of issuance and, for initial grants, they generally vest at 25% on the first anniversary of the grant (or the employment or service commencement date) and monthly over the next 36 months. Options generally expire ten years from the date of grant unless the optionee is a 10% stockholder, in which case the term will be five years from the date of grant. Unvested options exercised are subject to the Company’s repurchase right. RSU vesting schedules are determined by the Compensation Committee or the Equity Award Committee at the time of issuance. Initial grants of RSUs generally vest in equal annual installments over four years.

2013 Employee Stock Purchase Plan

In July 2013, the Company adopted the 2013 Purchase Plan that became effective on August 6, 2013. The 2013 Purchase Plan is designed to enable eligible employees to periodically purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. Purchases are accomplished through participation in discrete offering periods. The 2013 Purchase Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code.

POST-EMPLOYMENT COMPENSATION

Pension Benefits

Our NEOs did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during 2013.

Nonqualified Deferred Compensation

Our NEOs did not earn any nonqualified deferred compensation benefits from us during 2013.

Potential Payments upon Termination and Change in Control

In July 2013, we adopted a severance policy applicable to our executive officers. Under the policy, if Mr. Kadambi or Mr. Sankaran is terminated for any reason other than cause, death or disability and apart from a change in control, he would be entitled to receive severance benefits of an amount equal to (i) 75% of his then-current annual base salary and (ii) an estimate of the aggregate monthly benefits premium under COBRA for twelve months. In addition, 25% of the shares underlying all unvested equity awards held by each of Mr. Kadambi or Mr. Sankaran immediately prior to such termination will become vested and exercisable in full for a period of one year after the date of termination. If Mr. Kadambi or Mr. Sankaran is terminated for any reason other than cause, death or disability within three months before or twelve months after a change in control, he would be entitled to receive (i) 100% of his then-current annual base salary and (ii) an estimate of the aggregate monthly benefits premium under COBRA for twelve months. In addition, 100% of the shares underlying all unvested equity awards held by each of Mr. Kadambi or Mr. Sankaran immediately prior to such termination will become vested and exercisable in full for a period of one year after the date of termination. If Mr. Kadambi or Mr. Sankaran is terminated for death or disability, 25% of the shares underlying all unvested equity awards held by each of Mr. Kadambi or Mr. Sankaran immediately prior to such termination will become vested and exercisable in full for a period of one year after the date of termination.

If any executive officer, other than Mr. Kadambi and Mr. Sankaran, is terminated other than for cause, death or disability and apart from a change in control, that officer would be entitled to receive (i) 25% of his or her then-current annual base salary, and (ii) an estimate of the aggregate monthly benefits premium under COBRA for twelve months. If any executive officer, other than Mr. Kadambi and Mr. Sankaran, is terminated other than for cause, death or disability and within three months before or twelve months after a change in control, that officer would be entitled to receive (i) 75% of his or her then-current annual base salary, and (ii) an estimate of the aggregate monthly benefits premium under COBRA for twelve months. In addition, 100% of the shares underlying all unvested equity awards held by that officer immediately prior to such termination will become vested and exercisable in full for a period of one year after the date of termination. If any executive officer, other than Mr. Kadambi and Mr. Sankaran, is terminated for death or disability, 25% of the shares underlying all unvested equity awards held by that officer immediately prior to such termination will become vested and exercisable in full for a period of one year after the date of termination.

The severance policy further provides that in the event that an equity incentive plan or other previously negotiated agreement that is effective at the time of termination provides severance benefits that are more favorable to the executive officer than those provided for in the severance policy, then the more favorable provision in the plan or agreement shall prevail.

DIRECTOR COMPENSATION FOR YEAR ENDED DECEMBER 31, 2013

Non-Employee Director Compensation

Prior to our IPO, new non-employee members of our Board who were not affiliated with our largest venture capital firm investors received a stock option award upon commencement of their service as a director. In June 2013, Mr. Habib and Mr. Lares were appointed to our Board. On July 18, 2013, Mr. Habib and Mr. Lares each received an option to purchase 47,500 shares of common stock at a price per share of $10.74, which was the fair market value of our common stock on the date of grant. The stock option granted to Mr. Habib has a vesting commencement date of June 12, 2013, the date Mr. Habib joined the Board, and the stock option granted to Mr. Lares has a vesting commencement date of June 17, 2013, the date Mr. Lares joined the Board. Each of the stock options granted to Mr. Habib and Mr. Lares vests 25% after 12 months and then vests in equal monthly installments over the subsequent 36 months. On October 22, 2013, Mr. Springer was appointed to our Board and received an award of 14,060 RSUs of common stock at a price per unit of $8.89, which was the fair market value of our common stock on the date of grant. The restricted stock award granted to Mr. Springer vests annually in three equal installments.

Following our IPO, each non-employee director became entitled to receive compensation for his or her service consisting of annual cash retainers and equity awards. Our non-employee directors are entitled to receive the following annual cash retainers for their service:

Position	Retainer
Board Member	$30,000
Audit Committee Chair	15,000
Compensation Committee Chair	10,000
Nominating and Governance Committee Chair	5,000
Audit Committee Member	7,500
Compensation Committee Member	5,000
Nominating and Governance Committee Member	2,500

Following the IPO, equity awards will consist of an initial stock award, upon first appointment to our Board, with a Black-Scholes value of $125,000, and annual awards thereafter with a Black-Scholes value of $70,000. If awards consist of options they will be granted with an exercise price equal to the fair market value of our common stock on the date of grant and vest over three years after the grant date (for initial grants) or one year after the grant date (for annual grants). If such awards are restricted stock units they will vest over three years after the grant date (for initial grants) or one year after the grant date (for annual grants).

Non-employee directors receive no other form of remuneration, perquisites or benefits, but are reimbursed for their expenses in attending meetings, including travel, meal and other expenses incurred to attend meetings.

The following table shows for the year ended December 31, 2013 certain information with respect to the compensation of all non-employee directors of the Company that served during 2013. Mr. Kadambi and Mr. Sankaran, who are employees and executive officers, receive no compensation for their service as directors.

Name	Fees Earned or Paid in Cash ($) (1)	Restricted Stock Awards(2)	Option Awards(3)	Total ($)

Shawn Carolan	$5,833	----	-----	$5,833

Mitchell Habib	$7,917	----	$352,488	$360,405

Adriel Lares	$7,083	----	$352,488	$359,571

Ping Li	$5,833	----	-----	$5,833

Christopher Paisley	$7,917	----	-----	$7,917

David Weiden	$5,417	----	-----	$5,417

Daniel Springer	$5,000	$124,993	----	$129,993

(1) Following the IPO, the non-employee Board members became eligible for annual cash retainers, as detailed in the table above, such payments went into effect as of November 1, 2013. The amounts in this column represent the partial year annual cash retainers for the Board and committees from November 1, 2013 through December 31, 2013.

(2) Amounts shown in this column do not reflect dollar amounts actually received by non-employee directors. Instead these amounts reflect the aggregate full grant date fair value calculated by multiplying the closing price of our common stock on the date of grant by the number of RSUs granted.

(3)Amounts shown in this column do not reflect dollar amounts actually received by non-employee directors. Instead these amounts reflect the aggregate full grant date fair value calculated in accordance with FASB ASC Topic 718, for awards granted during 2013. For information on the valuation assumptions with respect to stock option grants, refer to Note 11 of our Notes to Consolidated Financial Statements contained in our Annual Report. There can be no assurance that this grant date fair value will ever be realized by the non-employee director.

The table below shows the aggregate number of equity awards outstanding for each of our non-employee directors as of December 31, 2013:

Name	Aggregate Equity Awards Outstanding (#)

Shawn Carolan	----

Mitchell Habib	47,500	(1)

Adriel Lares	47,500	(1)

Ping Li	----

Christopher Paisley	78,333	(1)

David Weiden	----

Daniel Springer	14,060	(2)

(1) Represents stock option to purchase shares of our common stock.

(2) Represents a RSU award of common stock.

PART IV

ITEM 15

(a) We have filed the following documents as part of this Amendment:

1. Financial Statements.

This information is filed in our Annual Report

2. Financial Statement Schedules.

None

3. Exhibits

See Item 15(b) below.

(b) Exhibits – We have filed, or incorporated into this Amendment by reference, the exhibits listed on the accompanying Index to Exhibits of this Amendment.

(c) Financial Statement Schedules – See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 20, 2014

YuMe, Inc.

/ s / JAYANT KADAMBI	/ s / TONY CARVALHO
Jayant Kadambi	Tony Carvalho
Chief Executive Officer	Chief Financial Officer and Principal Accounting Officer
(Principal Executive Officer)	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-36039	3.1	August 30, 2013

3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-36039	3.2	August 30, 2013

4.1	Form of Registrant's common stock certificate	S-1	333-189772	4.1	July 25, 2013

4.2	Amended and Restated Investors’ Rights Agreement, dated October 28, 2011, by and among Registrant and certain stockholders of Registrant, as amended	S-1	333-189772	4.2	July 25, 2013

10.1	Form of Indemnity Agreement	S-1	333-189772	10.1	July 2, 2013

10.2*	2004 Stock Plan, as amended, and forms of stock option, stock option exercise agreement and restricted stock purchase agreement	S-1	333-189772	10.2	July 2, 2013

10.3*	2013 Equity Incentive Plan and forms of stock option award agreement, stock option exercise agreement and restricted stock unit award agreement	S-1	333-189772	10.3	July 25, 2013

10.4*	2013 Employee Stock Purchase Plan and form of subscription agreement	S-1	333-189772	10.4	July 25, 2013

10.5*	Offer letter between Jayant Kadambi and Registrant, dated December 17, 2004	S-1	333-189772	10.5	July 2, 2013

10.6*	Offer letter between Scot McLernon and Registrant, dated December 30, 2009	S-1	333-189772	10.6	July 2, 2013

10.7*	Offer letter between Bryan Everett and Registrant, dated December 29, 2010	10-K	001-36039	10.7	March 27, 2014

10.8*	Offer letter between Ayyappan Sankaran and Registrant, dated December 17, 2004	10-K				X

10.9*	Executive Severance Policy	S-1	333-189772	10.8	July 2, 2013

10.11*	Description of Director Compensation	S-1	333-189772	10.10	July 25, 2013

10.12*	2014 Cash Incentive Plan	8-K	001-36039	99.1	February 28, 2014

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	10-K	001-36039	10.7	March 27, 2014

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 90^ of the Sarbanes-Oxley Act of 2002	10-K	001-36039	32.1

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-36039	32.2

*	Compensatory plan or arrangement.