Form 10-Q
period 2014-06-30
YuMe Inc
filed 2014-08-14
CIK 1415624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer 	Accelerated filer 

Non-accelerated filer ☒	Smaller reporting company 
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes   No  ☒

As of July 31, 2014, there were 32,650,510 shares of the Registrant’s common stock outstanding.

YuMe, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YuMe, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of June 30, 2014	As of December 31, 2013
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$38,631	$42,626
Marketable securities	22,464	7,295
Accounts receivable, net	49,747	65,493
Prepaid expenses and other current assets	2,510	2,572
Total current assets	113,352	117,986
Marketable securities, long-term	6,848	14,186
Property, equipment and software, net	8,343	6,610
Goodwill	3,902	3,902
Intangible assets, net	1,665	2,049
Restricted cash	292	292
Deposits and other assets	343	362
Total assets	$134,745	$145,387
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,498	$7,722
Accrued digital media property owner costs	11,869	17,359
Accrued liabilities	11,561	12,734
Deferred revenue	391	314
Capital leases, current	152	359
Total current liabilities	30,471	38,488
Capital leases, non-current	1	22
Other long-term liabilities	131	139
Deferred tax liability	637	773
Total liabilities	31,240	39,422
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding as of June 30, 2014 and December 31, 2013	–	–
Common stock: $0.001 par value; 200,000,000 shares authorized, 32,554,082 and 31,933,862 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	33	32
Additional paid-in-capital	132,857	127,690
Treasury stock: 66,666 shares as of June 30, 2014 and December 31, 2013	–	–
Accumulated deficit	(29,306)	(21,677)
Accumulated other comprehensive loss	(79)	(80)
Total stockholders’ equity	103,505	105,965
Total liabilities and stockholders’ equity	$134,745	$145,387

(1)	Condensed consolidated balance sheet data as of December 31, 2013 was derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$40,386	$34,320	$77,678	$60,932
Cost of revenue	20,677	18,658	40,861	33,211
Gross profit	19,709	15,662	36,817	27,721
Operating expenses:
Sales and marketing	15,854	10,893	31,320	21,110
Research and development	1,509	917	2,445	1,917
General and administrative	4,675	4,730	10,297	8,668
Total operating expenses	22,038	16,540	44,062	31,695
Loss from operations	(2,329)	(878)	(7,245)	(3,974)
Interest and other expense, net
Interest expense, net	(3)	(13)	(6)	(32)
Other expense, net	(168)	(134)	(186)	(326)
Total interest and other expense, net	(171)	(147)	(192)	(358)
Loss before income taxes	(2,500)	(1,025)	(7,437)	(4,332)
Income tax provision	60	68	192	99
Net loss	$(2,560)	$(1,093)	$(7,629)	$(4,431)

Net loss per share:
Basic	$(0.08)	$(0.23)	$(0.24)	$(0.92)
Diluted	$(0.08)	$(0.23)	$(0.24)	$(0.92)
Weighted-average shares used to compute net loss per share:
Basic	32,398	4,854	32,257	4,841
Diluted	32,398	4,854	32,257	4,841

See accompanying notes to condensed consolidated financial statements.

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(2,560)	$(1,093)	$(7,629)	$(4,431)
Other comprehensive income (loss):
Foreign currency translation adjustments	(6)	5	(15)	65
Change in fair value of marketable securities, net of tax	5	–	14	–
Other comprehensive income (loss)	(1)	5	(1)	65
Comprehensive loss	$(2,561)	$(1,088)	$(7,630)	$(4,366)

See accompanying notes to condensed consolidated financial statements.

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net loss	$(7,629)	$(4,431)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,210	2,050
Stock-based compensation	2,484	1,336
Provision for bad debts	249	308
Deferred income taxes	(134)	(85)
Change in fair value of preferred stock warrants	–	160
Changes in operating assets and liabilities:
Accounts receivable	15,497	5,202
Prepaid expenses and other current assets	62	(534)
Deposits and other assets	19	248
Accounts payable	(1,262)	(3,243)
Accrued digital media property owner costs	(5,490)	(2,193)
Accrued liabilities	(1,173)	810
Deferred revenue	77	(303)
Other liabilities	(8)	(13)
Net cash provided by (used in) operating activities	4,902	(688)
Investing activities:
Purchases of property and equipment	(2,535)	(761)
Capitalized software development costs	(812)	(950)
Purchases of marketable securities	(11,445)	–
Proceeds from maturities of marketable securities	3,600	–
Net cash used in investing activities	(11,192)	(1,711)
Financing activities:
Payments for initial public offering costs	–	(1,142)
Repayments of borrowings under notes payable	–	(123)
Repayments of borrowings under capital leases	(228)	(309)
Proceeds from exercise of common stock options and employee stock purchase plan	2,508	152
Net cash provided by (used in) financing activities	2,280	(1,422)
Effect of exchange rate changes on cash and cash equivalents	15	65
Change in cash and cash equivalents	(3,995)	(3,756)
Cash and cash equivalents—Beginning of period	42,626	27,909
Cash and cash equivalents—End of period	$38,631	$24,153
Supplemental disclosures of cash flow information
Cash paid for interest	$6	$32
Cash paid for income taxes	$1,377	$365
Stock-based compensation capitalized for internal-use software	$176	$77
Non-cash investing and financing activities
Purchases of property and equipment recorded in accounts payable	$38	$110
Initial public offering costs recorded in accounts payable and accrued liabilities	$–	$581

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

Recent Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that provided explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance became effective on January 1, 2014 and should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company adopted this guidance prospectively in fiscal 2014 and the adoption did not impact its consolidated financial statements.

In May 2014, the FASB issued an accounting standard update related to revenue recognition. This new guidance will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for YuMe, Inc. beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the impact of adopting this new accounting standard update on its consolidated financial statements.

In June 2014, the FASB issued an accounting standard update related to stock compensation. The new guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This guidance further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. The Company is evaluating the impact, if any, of adopting this new accounting guidance on its consolidated financial statements.

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

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

One advertising agency customer accounted for 3% and 9% of the Company’s revenue for the three and six months ended June 30, 2014, respectively, and accounted for 14% and 18% of the Company’s revenue for the three and six months ended June 30, 2013, respectively. The same customer accounted for 7% and 17% of the Company’s accounts receivable as of June 30, 2014 and December 31, 2013, respectively.

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Allowance for doubtful accounts:
Balance – beginning of period	$1,266	$660	$1,056	$563
Provision for bad debts	39	211	249	308
Balance – end of period	$1,305	$871	$1,305	$871

The Company did not write-off any doubtful accounts as uncollectible during the three and six months ended June 30, 2014 and 2013.

3.	Fair Value of Financial Instruments

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amounts of accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. Based on the borrowing rates currently available to the Company for debt with similar terms, the carrying value of the borrowings under the Company’s Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) approximates fair value (using Level 2 inputs).

Prior to the conversion of the Company’s warrant liability on August 12, 2013, its preferred stock warrants were recorded at fair value. On August 12, 2013, upon the closing of the Company’s IPO, the warrants were converted from warrants to purchase preferred stock to warrants to purchase common stock and the liability at their then fair value of $0.4 million was reclassified to additional paid-in capital. Prior to this date, all changes in the fair value of the warrants were recorded in “Other income (expense), net” in the consolidated statements of operations. The fair value of the warrants outstanding, which were remeasured to fair value on a recurring basis at each balance sheet date, was determined using the Black-Scholes option pricing model. The Company recorded other expense of $0.1 million and $0.2 million in the three and six months ended June 30, 2013, respectively, related to the fair value adjustment of its warrants.

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

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present information about the Company’s money market funds and marketable securities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Fair Value Measurements at June 30, 2014
	Level 1	Level 2	Level 3	Total
Money market funds	$10,549	$-	$-	$10,549

Marketable securities:
Corporate bonds	$-	$25,915	$-	$25,915
Commercial paper	-	2,197	-	2,197
Certificates of deposit	-	1,200	-	1,200
Total marketable securities	$-	$29,312	$-	$29,312

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3	Total
Money market funds	$18,371	$-	$-	$18,371

Marketable securities:
Corporate bonds	$-	$17,885	$-	$17,885
Commercial paper	-	2,396	-	2,396
Certificates of deposit	-	1,200	-	1,200
Total marketable securities	$-	$21,481	$-	$21,481

The following table summarizes the changes in the warrant liability classified in Level 3 for the six months ended June 30, 2013. Gains and losses reported in this table include changes in fair value that are attributable to both observable and unobservable inputs (in thousands):

Fair Value
Beginning balance – December 31, 2012	$301
Change in fair value recorded in other income (expense), net	160
Ending balance – June 30, 2013	$461

Upon the closing of the IPO in August 2013, all outstanding warrants to purchase convertible preferred stock converted into warrants to purchase shares of common stock. Consequently, the Company reclassified the balance of these warrants to additional paid-in capital.

4.	Cash, Cash Equivalents and Marketable Securities

The Company’s cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase. The Company has cash and cash equivalents held on its behalf by a third party of $0.1 million and $0.2 million as of June 30, 2014 and December 31, 2013, respectively. Short- and long-term marketable securities are comprised of highly liquid available-for-sale financial instruments (primarily corporate bonds, commercial paper and certificates of deposit) with final maturities of at least three months but no more than 24 months from the date of purchase. The cost, gross unrealized gains and losses and fair value of the Company’s marketable securities consisted of the following as of June 30, 2014 and December 31, 2013 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014:
Cash	$28,082	$—	$—	$28,082
Cash equivalents:
Money market funds	10,549	—	—	10,549
Total cash and cash equivalents	38,631	—	—	38,631
Marketable securities:
Corporate bonds	25,907	14	(6)	25,915
Commercial paper	2,197	—	—	2,197
Certificates of deposit	1,200	—	—	1,200
Total marketable securities	29,304	14	(6)	29,312
Total cash, cash equivalents and marketable securities	$69,935	$14	$(6)	$67,943

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013:
Cash	$24,255	$—	$—	$24,255
Cash equivalents:
Money market funds	18,371	—	—	18,371
Total cash and cash equivalents	42,626	—	—	42,626
Marketable securities:
Corporate bonds	17,892	3	(10)	17,885
Commercial paper	2,396	—	—	2,396
Certificates of deposit	1,200	—	—	1,200
Total marketable securities	21,488	3	(10)	21,481
Total cash, cash equivalents and marketable securities	$64,114	$3	$(10)	$64,107

Unrealized gains and losses, net of taxes, are included in “Accumulated other comprehensive loss,” which is reflected as a separate component of stockholders’ equity on the condensed consolidated balance sheets.

5.	Goodwill and Intangible Assets

The intangible assets detail for the periods presented (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (years)
June 30, 2014:
Developed technology	$2,950	$(1,325)	$1,625	2.5
Customer relationships	104	(64)	40	1.9
Non-compete agreement	53	(53)	-	-
	$3,107	$(1,442)	$1,665

December 31, 2013:
Developed technology	$2,950	$(951)	$1,999	2.7
Customer relationships	104	(54)	50	2.4
Non-compete agreement	53	(53)	-	-
	$3,107	$(1,058)	$2,049

Amortization expense was $0.2 million for both the three-month periods ended June 30, 2014 and 2013, and was $0.4 million for both the six-month periods ended June 30, 2014 and 2013. Amortization expense related to developed technology is included as a component of “Cost of revenue” in the condensed consolidated statements of operations. Goodwill remained unchanged at $3.9 million as of June 30, 2014 and December 31, 2013.

6.	Commitments and Contingencies

Leases

The Company leases office facilities under various non-cancelable operating leases that expire through January 2019. Rent expense under operating leases totaled $0.6 million and $1.2 million for the three and six months ended June 30, 2014, respectively, and totaled $0.5 million and $1.1 million for the three and six months ended June 30, 2013, respectively. In addition, the Company leases certain equipment and computers under capital lease arrangements that expire at various dates through September 2015.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Purchase Commitments

During the normal course of business, to secure adequate ad inventory and impressions for its sales arrangements, the Company enters into agreements with digital media property owners that require purchase of a minimum number of impressions on a monthly or quarterly basis. Purchase commitments as of June 30, 2014 expire on various dates through December 2014.

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

While matters may arise as a result of claims under the indemnification agreements disclosed above, the Company, at this time, is not aware of claims under indemnification arrangements that could have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.

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

Preferred Stock

In association with our IPO, our board of directors authorized the Company to issue up to 20,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2014 and December 31, 2013, no shares of preferred stock were outstanding.

Common Stock

Immediately following the closing of the IPO, the Company’s certificate of incorporation was amended to authorize 20,000,000 shares of undesignated preferred stock and 200,000,000 shares of common stock.

As of June 30, 2014 and December 31, 2013, there were 32,554,082 and 31,933,862 shares of common stock issued and outstanding, respectively.

The following table summarizes common stock activity:

Number of Shares
Outstanding at December 31, 2013	31,933,862
Common stock issued in association with option exercises	488,481
Common stock issued in association with employee stock purchase plan	131,739
Outstanding at June 30, 2014	32,554,082

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Treasury Stock

As of June 30, 2014 and December 31, 2013, the Company had 66,666 shares of treasury stock related to the acquisition of Crowd Science, Inc. Treasury stock is carried at cost and could be re-issued if the Company determined to do so.

Shares Reserved for Future Issuance

As of June 30, 2014 and December 31, 2013, the Company has reserved the following shares of common stock for future issuance:

	As of June 30, 2014	As of December 31, 2013
Common stock reserved:
Common stock options	5,268,240	5,713,106
Restricted stock units	892,014	38,124
Warrants to purchase common stock	24,838	24,838
Shares available for future issuance under the 2013 Plan	1,594,204	936,131
Employee stock purchase plan	687,599	500,000
	8,466,895	7,212,199

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

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes option award activity:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2013	5,713	$5.53	7.31	$13,704
Granted	514	$5.52
Exercised	(489)	$3.34
Cancelled and forfeited	(470)	$7.16
Balance at June 30, 2014	5,268	$5.58	7.26	$6,351
Vested and exercisable as of June 30, 2014	2,830	$4.24	5.90	$5,506
Vested as of June 30, 2014 and expected to vest thereafter (1)	4,857	$5.43	7.10	$6,250

(1)	Options expected to vest reflect an estimated forfeiture rate.

The weighted average grant date fair value of options granted was $3.73 and $3.82 for the three and six months ended June 30, 2014, respectively, and the weighted average grant date fair value of options granted was $5.78 and $4.90 for the three and six months ended June 30, 2013, respectively. The aggregate intrinsic value represents the difference between the market value of the Company’s common stock and the exercise price of outstanding in-the-money options. The total intrinsic value of options exercised was approximately $0.4 million and $1.6 million for the three and six months ended June 30, 2014, and was $0.3 million and $0.4 million for the three and six months ended June 30, 2013, respectively.

The following table summarizes restricted stock unit activity:

	Number of Shares (in thousands)	Weighted Average Fair Value at Grant	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1) (in thousands)
Balance at December 31, 2013	38	$8.15	2.13	$284
Granted	911	$6.12
Released (2)	—	$—
Forfeited	(57)	$5.92
Balance at June 30, 2014	892	$6.22	1.99	$5,263

(1)	The intrinsic value of RSUs is based on the Company’s closing stock price as reported by the New York Stock Exchange on June 30, 2014.

(2)	No RSUs vested during the six months ended June 30, 2014.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Employee Stock Purchase Plan

In July 2013, the Company adopted a 2013 Employee Stock Purchase Plan (the “2013 Purchase Plan”) that became effective on August 6, 2013. The 2013 Purchase Plan is designed to enable eligible employees to periodically purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. Purchases are accomplished through participation in discrete offering periods. The 2013 Purchase Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. The Company originally reserved 500,000 shares of its common stock for issuance under the 2013 Purchase Plan and shares reserved for issuance increase January 1 of each year by the lesser of (i) a number of shares equal to 1% of the total number of outstanding shares of common stock on December 31 immediately prior to the date of increase or (ii) such number of shares as may be determined by the board of directors. On January 1, 2014, shares reserved for issuance under the 2013 Purchase Plan increased by 319,338. A total of 131,739 shares were purchased by employees under the Company’s ESPP for the six months ended June 30, 2014. There were no shares purchased by employees under the 2013 Purchase Plan for the twelve months ended December 31, 2013.

The expected term of ESPP shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights were as follows:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Expected term (years)	0.50	0.50
Volatility	80%	80%
Risk-free interest rate	0.08%	0.08%
Dividend yield	—	—

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

The fair value of option grants is determined using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected term (years)	6.00	5.83 – 6.12	6.00	5.83 – 6.12
Volatility	80%	80%	80%	80%
Risk-free interest rate	2.02%	1.02% - 1.09%	1.89% - 2.02%	1.02% - 1.17%
Dividend yield	—	—	—	—

The following table summarizes the effects of stock-based compensation related to vesting stock-based awards included in the Company’s accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue	$84	$31	$147	$61
Sales and marketing	664	342	1,228	683
Research and development (1)	146	67	193	137
General and administrative	429	251	916	455
Total employee stock-based compensation	$1,323	$691	$2,484	$1,336

(1)

Excludes $72,000 and $176,000 for the three and six months ended June 30, 2014, respectively, and $42,000 and $77,000 for the three and six months ended June 30, 2013, respectively, that was capitalized as part of internal-use software development costs.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

Net Loss per Share Attributable to Common Stockholders	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(2,560)	$(1,093)	$(7,629)	$(4,431)

Denominator:
Weighted-average shares used in computing net loss per share:
Basic	32,398	4,854	32,257	4,841
Weighted-average effect of potentially dilutive shares:
Stock options	—	—	—	—
Restricted stock units	—	—	—	—
Convertible preferred stock warrants	—	—	—	—
Convertible common stock warrants	—	—	—	—
Diluted	32,398	4,854	32,257	4,841
Net loss per share:
Basic	$(0.08)	$(0.23)	$(0.24)	$(0.92)
Diluted	$(0.08)	$(0.23)	$(0.24)	$(0.92)

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following weighted-average equity shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Convertible preferred stock	—	21,634	—	21,634
Stock options	3,434	4,539	3,298	4,539
Restricted stock units	347	—	44	—
Convertible preferred stock warrants	—	54	—	54
Convertible common stock warrants	20	—	20	—
Employee stock purchase plan	5	—	1	—

9.	Related Party Transactions

During the three and six months ended June 30, 2014, the Company recorded costs for a digital media property owner that was also an investor in the Company's Series D-1 convertible preferred stock, of $0.2 million and $0.7 million, respectively, associated with the acquisition of ad inventory. During the three and six months ended June 30, 2013, the Company recorded costs for this digital media property owner of $0.2 million and $0.5 million, respectively. At June 30, 2014 and December 31, 2013, the Company had $0 and $0.4 million, respectively, for this related party included in accrued digital media property owner costs in the accompanying condensed consolidated financial statements. The Company believes that its transactions with related parties are carried out on an arm's-length basis on terms that are consistent with similar transactions with other vendors.

10.	Segments

The Company considers operating segments to be components of the Company in which separate financial information is available that is reviewed regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in evaluating performance. The chief operating decision maker for the Company is the Chief Executive Officer who reviews financial information at a consolidated level for purposes of allocating resources and evaluating financial performance. The Company has only one business activity and one operating and reporting segment. There are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated level. The following table summarizes total revenue generated through sales personnel employed in their respective locations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Domestic	$33,225	$30,990	$65,903	$55,333
Foreign	7,161	3,330	11,775	5,599
Total revenue	$40,386	$34,320	$77,678	$60,932

The Company’s long-lived assets are primarily located in the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our consolidated financial condition and results of operations in conjunction with the consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in our audited consolidated financial statements and related notes thereto and the Management’s Discussion and Analysis and Results of Operations for the year ended December 31, 2013 appearing in our Annual Report on Form 10-K filed with the SEC on March 27, 2014.

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

We generate revenue primarily by delivering digital video advertisements on Internet-connected devices. Our ads run when users choose to view video content on their devices. Advertising customers submit ad insertion orders to us and we fulfill those orders by delivering their digital video advertisements to audiences available through digital media properties, a process that we refer to as an advertising campaign. We are typically paid on a cost per thousand basis (“CPM”), of which we generally pay digital media properties a negotiated percentage. Our customers primarily consist of large global brands and their advertising agencies. In the three months ended June 30, 2014, our customers included 59 of the top 100 U.S. advertisers as ranked by Advertising Age magazine in 2013 (“the AdAge 100”), such as American Express, AT&T, GlaxoSmithKline, Home Depot and McDonald's.

The core of our business relies on our sophisticated platform that encompasses customized embedded software, advertising management, and data science capabilities. Our YuMe SDKs are embedded by our digital media property owners and collect dozens of data elements that we use for our advanced audience modeling algorithms that continuously improve our ability to optimize campaigns around key brand metrics. Our Placement Quality Index (“PQI”) inventory scoring system leverages our YuMe SDK and other data sources through algorithms to assess the quality of ad placements and optimize placements to maximize brand advertising results. In addition, our Audience Amplifier machine-learning tool uses those brand results in its correlative data models to find audiences that we expect to be receptive to specific brand messages.

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

Recent Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that provided explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance became effective on January 1, 2014 and should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company adopted this guidance prospectively in fiscal 2014 and the adoption did not impact its consolidated financial statements.

In May 2014, the FASB issued an accounting standard update related to revenue recognition. This new guidance will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for YuMe, Inc. beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the impact of adopting this new accounting standard update on its consolidated financial statements.

In June 2014, the FASB issued an accounting standard update related to stock compensation. The new guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This guidance further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. The Company is evaluating the impact, if any, of adopting this new accounting guidance on its consolidated financial statements.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Condensed Consolidated Statements of Operations Data:	(dollars in thousands)
Revenue	$40,386	100.0%	$34,320	100.0%	$77,678	100.0%	$60,932	100.0%
Cost of revenue	20,677	51.2	18,658	54.4	40,861	52.6	33,211	54.5
Gross profit	19,709	48.8	15,662	45.6	36,817	47.4	27,721	45.5
Operating expenses
Sales and marketing	15,854	39.3	10,893	31.7	31,320	40.3	21,110	34.6
Research and development	1,509	3.7	917	2.7	2,445	3.1	1,917	3.1
General and administrative	4,675	11.6	4,730	13.8	10,297	13.3	8,668	14.2
Total operating expenses	22,038	54.6	16,540	48.2	44,062	56.7	31,695	52.0
Loss from operations	(2,329)	(5.8)	(878)	(2.6)	(7,245)	(9.3)	(3,974)	(6.5)
Loss before income taxes	(2,500)	(6.2)	(1,025)	(3.0)	(7,437)	(9.6)	(4,332)	(7.1)
Net loss	$(2,560)	(6.3)%	$(1,093)	(3.2)%	$(7,629)	(9.8)%	$(4,431)	(7.3)%

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
Revenue	$40,386	$34,320	$6,066	17.7%	$77,678	$60,932	$16,746	27.5%

For the three months ended June 30, 2014, revenue increased $6.1 million, or 17.7%, compared to the three months ended June 30, 2013. The increase was primarily due to an increase of $6.0 million in net advertising sales. The increase in net advertising sales was primarily driven by an increase in the number of advertising customers, including those located in international markets we operate in and others we have recently entered. We had 428 advertising customers for the three month ended June 30, 2014, an increase of 42.2%, compared to 301 for the three months ended June 30, 2013. The average revenue per advertising customer for the three months ended June 30, 2014 was $93,000, a decrease of 17.0%, compared to $112,000 for the three months ended June 30, 2013. The decrease in average revenue per advertising customer was primarily the result of the increase in the number of new advertising customers, particularly new international customers, which tend to start out deploying smaller digital video advertising budgets through our solutions. Our top 20 advertising customers for the three months ended June 30, 2014 accounted for $17.1 million, or 42.3%, of our revenue, compared to $17.0 million, or 49.5%, of our revenue for the three months ended June 30, 2013.

For the six months ended June 30, 2014, revenue increased $16.7 million, or 27.5%, compared to the six months ended June 30, 2013. The increase was primarily due to an increase of $16.6 million in net advertising sales. The increase in net advertising sales was primarily driven by an increase in the number of advertising customers, including those located in international markets we operate in and others we have recently entered. We had 543 advertising customers for the six months ended June 30, 2014, an increase of 41.8%, compared to 383 for the six months ended June 30, 2013. The average revenue per advertising customer for the six months ended June 30, 2014 was $140,000, a decrease of 9.8%, compared to $156,000 for the six months ended June 30, 2013. The decrease in average revenue per advertising customer was primarily the result of the increase in the number of new advertising customers, particularly new international customers, which tend to start out deploying smaller digital video advertising budgets through our solutions. Our top 20 advertising customers for the six months ended June 30, 2014 accounted for $31.2 million, or 40.2%, of our revenue, compared to $29.4 million, or 48.2%, of our revenue for the six months ended June 30, 2013.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
Cost of revenue	$20,677	$18,658	$2,019	10.8%	$40,861	$33,211	$7,650	23.0%
Percent of revenue	51.2%	54.4%			52.6%	54.5%
Gross profit	$19,709	$15,662	$4,047	25.8%	$36,817	$27,721	$9,096	32.8%
Percent of revenue	48.8%	45.6%			47.4%	45.5%

For the three months ended June 30, 2014, cost of revenue increased $2.0 million, or 10.8%, compared to the three months ended June 30, 2013. The increase was primarily attributable to an increase of $1.7 million in traffic acquisition, third-party service and delivery, and ad delivery costs as a result of the increase in revenue, and a $0.3 million increase in other costs of revenues. For the three months ended June 30, 2014, cost of revenue, as a percentage of revenue, decreased by 3.2%, to 51.2%, compared to 54.4% for the three months ended June 30, 2013, primarily as a result of the increase in revenue and the benefit of certain economies of scale.

For the six months ended June 30, 2014, cost of revenue increased $7.7 million, or 23.0%, compared to the six months ended June 30, 2013. The increase was primarily attributable to an increase of $6.9 million in traffic acquisition costs, third-party service and delivery, and ad delivery costs as a result of the increase in revenue, and a $0.7 million increase in other costs of revenues. For the six months ended June 30, 2014, cost of revenue, as a percentage of revenue, decreased by 1.9%, to 52.6%, compared to 54.5% for the six months ended June 30, 2013, primarily as a result of the increase in revenue and the benefit of certain economies of scale.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
Sales and marketing	$15,854	$10,893	$4,961	45.5%	$31,320	$21,110	$10,210	48.4%
Percent of revenue	39.3%	31.7%			40.3%	34.6%

For the three months ended June 30, 2014, sales and marketing expenses increased $5.0 million, or 45.5%, compared to the three months ended June 30, 2013. The increase was primarily attributable to an increase of $4.1 million in employee compensation, benefits and other employee-related expenses, including stock-based compensation, primarily as a result of an increase in the number of employees within our sales and marketing organization as we expanded our sales and marketing organization, both domestically and internationally. Additionally, other departmental expenses, including advertising, promotions, tradeshows, sponsorships and consulting services, increased $0.9 million. For the three months ended June 30, 2014, sales and marketing expenses, as a percentage of revenue, increased by 7.6%, to 39.3%, compared to 31.7% for the three months ended June 30, 2013, primarily as a result of the increase in the number of sales and marketing employees.

For the six months ended June 30, 2014, sales and marketing expenses increased $10.2 million, or 48.4%, compared to the six months ended June 30, 2013. The increase was primarily attributable to an increase of $9.1 million in employee compensation, benefits and other employee-related expenses, including stock-based compensation, primarily as a result of an increase in the number of employees within our sales and marketing organization as we expanded our sales and marketing organization, both domestically and internationally. Additionally, other departmental expenses, including advertising, promotions, tradeshows, sponsorships and consulting services, increased $1.1 million. For the six months ended June 30, 2014, sales and marketing expenses, as a percentage of revenue, increased by 5.7%, to 40.3%, compared to 34.6% for the six months ended June 30, 2013, primarily as a result of the increase in the number of sales and marketing employees.

Research and Development

We engage in research and development efforts to create new, and enhance our existing, data-science capabilities and proprietary technologies. Our research and development expenses primarily consist of salaries, benefits and stock-based compensation for our engineers, product development and information technology personnel. Research and development expenses also include outside services and consulting, depreciation, facilities and other overhead costs. We capitalize a portion of our research and development costs attributable to internally developed software. We expect research and development expenses to increase as we hire additional employees to support our product initiatives, and to decline as a percentage of revenue over time.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
Research and development	$1,509	$917	$592	64.6%	$2,445	$1,917	$528	27.5%
Percent of revenue	3.7%	2.7%			3.1%	3.1%

For the three months ended June 30, 2014, research and development expenses increased $0.6 million, or 64.6%, compared to the three months ended June 30, 2013. The increase was primarily attributable to an increase of $0.5 million in employee compensation, benefits and other employee-related expenses, including stock-based compensation, as a result of an increase in the number of employees within our research and development organization as we expanded our research and development organization, both domestically and internationally. Additionally, amortization and depreciation expenses increased $0.1 million related to computer hardware and software purchases. For the three months ended June 30, 2014, research and development expenses, as a percentage of revenue, increased by 1.0%, to 3.7%, compared to 2.7% for the three months ended June 30, 2013, primarily as a result of the increase in the number of research and development employees.

For the six months ended June 30, 2014, research and development expenses increased $0.5 million, or 27.5%, compared to the six months ended June 30, 2013. The increase was attributable to an increase of $0.5 million in employee compensation, benefits and other employee-related expenses, including stock-based compensation, as a result of an increase in the number of employees within our research and development organization as we expanded our research and development organization, both domestically and internationally. For the six months ended June 30, 2014 and 2013, research and development expenses, as a percentage of revenue, remained flat at 3.1% primarily as a result of the increase in revenue and the benefit of certain economies of scale.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
General and administrative	$4,675	$4,730	$(55)	(1.2)%	$10,297	$8,668	$1,629	18.8%
Percent of revenue	11.6%	13.8%			13.3%	14.2%

For the three months ended June 30, 2014, general and administrative expenses decreased $0.1 million, or 1.2%, compared to the three months ended June 30, 2013. Audit fees were $0.8 million higher and temporary help and consulting services were $0.5 million higher in the year-ago quarter compared to the three months ended June 30, 2014 due to our initial public offering in August 2013. Partially offsetting these decreases was an increase of $1.0 million in employee compensation, benefits and other employee-related expenses, including stock-based compensation, as a result of an increase in the number of employees within our general and administrative organization hired in association with operating as a public company and to support the growth in our business. For the three months ended June 30, 2014, general and administrative expenses, as a percentage of revenue, decreased by 2.2%, to 11.6%, compared to 13.8% for the three months ended June 30, 2013, primarily as a result of the increase in revenue and the benefit of certain economies of scale.

For the six months ended June 30, 2014, general and administrative expenses increased $1.6 million, or 18.8%, compared to the six months ended June 30, 2013. The increase was primarily attributable to a $2.4 million increase in employee compensation, benefits and other employee-related expenses, including stock-based compensation, as a result of an increase in the number of employees within our general and administrative organization. Partially offsetting this increase were decreases of $0.7 million in audit fees and $0.7 million in consulting services primarily related to our initial public offering in August 2013. For the six months ended June 30, 2014, general and administrative expenses, as a percentage of revenue, decreased by 0.9%, to 13.3%, compared to 14.2% for the six months ended June 30, 2013, primarily as a result of the increase in revenue and the benefit of certain economies of scale.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change $	2014	2013	Change $
	(in thousands)
Interest income	$166	–	$166	$325	–	$325
Interest expense	(3)	(13)	10	(6)	(32)	26
Accretion and amortization on marketable securities	(132)	–	(132)	(258)	–	(258)
Transaction gain (loss) on foreign exchange	(203)	10	(213)	(255)	(162)	(93)
Change in fair value of warrants liability	–	(132)	132	–	(161)	161
Other non-operating income (loss), net	1	(12)	13	2	(3)	5
Interest and other income (expense), net	$(171)	$(147)	$(24)	$(192)	$(358)	$166

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

For the three months ended June 30, 2014, other expense, net increased by $24,000, compared to the three months ended June 30, 2013. The increase was primarily due to an increase of $0.1 million in amortization and accretion on our investments and an increase of $0.2 million in foreign transaction exchange losses, partially offset by an increase of $0.2 million in interest income on our marketable securities and a $0.1 million change in the fair value of our warrants liability.

For the six months ended June 30, 2014, other expense, net decreased by $0.2 million, compared to the six months ended June 30, 2013. The decrease was primarily due to an increase of $0.3 million in interest income on our marketable securities and a $0.2 million change in the fair value of our warrants liability, partially offset by an increase of $0.3 million in amortization and accretion on our investments and an increase of $0.1 million in foreign transaction exchange losses.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change $	2014	2013	Change $
	(in thousands)
Income tax provision	$60	$68	$(8)	$192	$99	$93

For the three and six months ended June 30, 2014 and 2013, income tax expense was primarily related to the state taxes and taxes due in foreign jurisdictions.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude expenses for: interest, income taxes, depreciation and amortization, and stock-based compensation. We believe that adjusted EBITDA provides useful information to investors in understanding and evaluating our operating results in the same manner as management and the board of directors. This non-GAAP information is not necessarily comparable to non-GAAP information of other companies. Non-GAAP information should not be viewed as a substitute for, or superior to, net income (loss) prepared in accordance with GAAP as a measure of our profitability or liquidity. Users of this financial information should consider the types of events and transactions for which adjustments have been made. The following is a reconciliation of adjusted EBITDA to net income (loss) for the periods indicated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(2,560)	$(1,093)	$(7,629)	$(4,431)
Adjustments:
Interest expense	3	13	6	32
Income tax provision	60	68	192	99
Depreciation and amortization expense	1,111	1,024	2,210	2,050
Stock-based compensation expense	1,323	691	2,484	1,336
Total Adjustments	2,497	1,796	4,892	3,517
Adjusted EBITDA	$(63)	$703	$(2,737)	$(914)

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

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities. As of June 30, 2014, we had $67.9 million in cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of money market funds, corporate bonds, commercial paper and certificate of deposits. Cash held internationally as of June 30, 2014 totaled $1.5 million and was not material to our liquidity or financial position. As of June 30, 2014, we had capital lease obligations of $0.2 million related to the purchase of property, equipment and software.

Since our inception and prior to our IPO, we financed our operations and capital expenditures primarily through private sales of convertible preferred stock. On August 12, 2013, we closed our IPO in which we issued and sold 5,125,000 shares of common stock resulting in net proceeds of approximately $40.0 million, after deducting underwriting discounts and commissions of $3.2 million and offering expenses of $2.9 million. Upon the closing of the IPO, all of our convertible preferred stock outstanding automatically converted into 21,840,537 shares of common stock, based on the shares of convertible preferred stock outstanding as of August 12, 2013. In addition, all outstanding warrants to purchase convertible preferred stock automatically converted into warrants to purchase 53,983 shares of common stock, and the preferred stock warrant liability of $0.4 million as of August 12, 2013 was reclassified to additional paid-in capital.

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash requirements through at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, requiring us to utilize other available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under Part II, Item 1A: “Risk Factors” in this Quarterly Report on Form 10-Q. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain needed additional funds, we will have to reduce our operating expenses, which would impair our growth prospects and could otherwise negatively impact our business.

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2014	2013
Condensed Consolidated Statements of Cash Flows Data:	(in thousands)
Net cash provided by (used in) operating activities	$4,902	$(688)
Net cash used in investing activities	(11,192)	(1,711)
Net cash provided by (used in) financing activities	2,280	(1,422)

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

We generated $4.9 million of cash from operating activities during the six months ended June 30, 2014, primarily resulting from our net loss of $7.6 million, adjusted for non-cash charges related to:

•	Depreciation and amortization of $2.2 million;
•	Stock-based compensation of $2.5 million;
•	Bad debt expense of $0.2 million; and
•	Deferred income taxes of $(0.1) million.

In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows:

•	$15.5 million from a decrease in accounts receivable due to the timing of receipts from advertising customers;
•	$0.1 million from a decrease in prepaid expenses and other current assets primarily due to the timing of payments for rent, insurance and other operating costs;
•

$(7.9) million from a decrease in accounts payable, accrued digital media property owner costs and other accrued liabilities as a result of the growth of our business and the timing of payments to our vendors; and

•	$0.1 million from an increase in deferred revenue.

We used $(0.7) million of cash from operating activities during the six months ended June 30, 2013, primarily resulting from our net loss of $4.4 million, adjusted for non-cash charges related to:

•	Depreciation and amortization of $2.1 million;
•	Stock-based compensation of $1.3 million;
•	Bad debt expense of $0.3 million; and
•	Deferred income taxes of $(0.1) million.

In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows:

•	$5.2 million from a decrease in accounts receivable due to a decrease in billings for advertising campaigns as well as timing of payments from these customers;
•	$(0.5) million from an increase in prepaid expenses and other current assets primarily due to the timing of payments for rent, insurance and other operating costs; and
•	$(4.6) million from a decrease in accounts payable accrued liabilities and accrued traffic acquisition costs as a result of the growth of our business and the timing of payments to our vendors.

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

We used $11.2 million of cash for investing activities during the six months ended June 30, 2014, primarily as follows:

•	$2.5 million to purchase property, equipment and software;
•	$7.8 million to purchase marketable securities; and
•	$0.8 million to develop software for internal use.

We used $1.7 million of cash for investing activities during the six months ended June 30, 2013, primarily as follows:

•	$0.8 million to purchase property, equipment and software; and
•	$0.9 million to develop software for internal use.

Financing Activities

Historically our financing activities have consisted primarily of net proceeds from the issuance of convertible preferred stock, notes payable with a bank and the issuance of common stock related to the exercise of stock options. In our IPO, which closed on August 12, 2013, we issued and sold 5,125,000 shares of common stock at a price of $9.00 per share. Net proceeds were approximately $40.0 million, after deducting underwriting discounts and commissions of $3.2 million and offering expenses of $2.9 million.

We generated $2.3 million of cash from financing activities during the six months ended June 30, 2014. We received $2.5 million of proceeds for the issuance of common stock in association with our employee stock purchase plan and from the exercise of common stock options, offset by $0.2 million of repayments of capital leases.

We used $1.4 million of cash from financing activities for the six months ended June 30, 2013. We made payments of $1.1 million for initial public offering costs and repayments of $0.4 million of borrowings under notes payable and capital leases, partially offset by $0.2 million of proceeds from the exercise of stock options.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements for the three and six months ending June 30, 2014 and 2013, and as of June 30, 2014 and December 31, 2013.

Contractual Obligations

We lease various office facilities, including our corporate headquarters in Redwood City, California, under operating lease agreements that expire through January 2019. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. Rent expense under operating leases totaled $0.6 million and $1.2 million for the three and six months ended June 30, 2014, respectively, and totaled $0.5 million and $1.1 million for the three and six months ended June 30, 2013, respectively.

We also have capital lease obligations, and enter into agreements with digital media property owners that require the purchase of a minimum number of impressions on a monthly or quarterly basis. Our capital lease obligations mature at various dates through September 2015, while purchase commitments expire on various dates through December 2014. Periodically, we may significantly increase the amounts of minimum impression purchases which will have the effect of increasing our purchase commitments in certain future periods.

Our future minimum payments under these arrangements as of June 30, 2014 are as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating lease obligations	$5,296	$2,063	$3,110	$123	$—
Capital lease obligations	144	143	1	—	—
Traffic acquisition costs and other purchase commitments	3,114	3,114	—	—	—
Total minimum payments	$8,554	$5,320	$3,111	$123	$—

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. The Company has determined its uncertain tax positions as of June 30, 2014 will not result in any additional taxes payable by the Company. As a result, no amounts are shown in the table above relating to the Company’s uncertain tax positions.

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

To provide a meaningful assessment of the interest rate risk associated with the our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our portfolio. Based on investment positions as of June 30, 2014, a hypothetical 100 basis point increase in interest rates across all maturities in our portfolio would result in an immaterial incremental decline in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity. As such, we do not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. We do not enter into investments for trading or speculative purposes.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter ended June 30, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred a net loss of $11.1 million in 2011. We had net income of $6.3 million and $0.3 million in 2012 and 2013, respectively. We had an accumulated deficit of $29.3 million as of June 30, 2014. In past periods we have not generated sufficient revenue to offset operating expenses, which may occur in future periods as well. Although our revenue has increased substantially in recent periods, it is likely that we will not be able to maintain this rate of revenue growth as a result of a variety of factors, including increased competition and the maturation of our business, and we cannot assure you that our revenue will continue to grow or will not decline. We expect to invest heavily in our operations to support anticipated future growth; as a result, our operating expenses will increase substantially and to be profitable we will need to increase our revenue sufficiently to offset these higher expenses. You should not consider our historical revenue growth or operating expenses as indicative of our future performance. If our revenue growth rate declines or our operating expenses exceed expectations, our financial performance will be adversely affected. Further, if our future growth and operating performance fail to meet investor or analyst expectations, it could have a materially negative effect on our stock price.

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

Our operating results are difficult to predict, particularly because we generally do not have long-term arrangements with our customers, and have historically fluctuated. Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past operating results as an indication of our future performance. Factors that may affect our quarterly operating results include:

•	Seasonal patterns in advertising;
•	The addition and loss of new advertisers and digital media properties;
•	Our variable and unpredictable transaction-based sales cycle;
•	Changes in demand for our solutions;
•	Advertising budgets of our advertiser customers;
•	Advertiser cancellation of insertion orders;
•	Changes in the amount, price and quality of available advertising inventory from digital media properties;
•	Changes in buying and selling processes related to digital advertising inventory;
•	The timing and amount of sales and marketing expenses incurred to attract new advertisers and digital media properties;
•	Changes in the economic prospects of advertisers or the economy generally, which could alter advertisers' spending priorities, or could increase the time it takes us to close sales with advertisers;
•	Changes in our pricing policies or the pricing policies of our competitors, and changes in the pricing of digital video advertising generally;
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

Brand advertisers represented by an advertising agency within the OMG corporate structure, accounted for approximately 9% of our revenue in the six months ended June 30, 2014 and accounted for more than 10% of our revenue in the six months ended June 30 2013. A significant reduction for any reason in our revenue from digital advertising purchased by OMG or one or more brand advertisers that it represents would materially harm our financial condition and results of operations.

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

If we fail to detect advertising fraud or other actions that impact our advertising campaign performance, we could harm our reputation with advertisers or agencies, which would cause our revenue and business to suffer.

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

Although the data we collect does not enable us to determine the actual identity of any individual, our customers or end users might decide not to allow us to collect some or all of the data or might limit our use of it. For example, a digital media property might not agree to provide us with data generated by interactions with the content on its apps, or device users might not consent to share their information about device usage. Additionally, we collect substantially more data from digital media properties using our YuMe SDKs instead of industry standard technologies such as IAB's Video Ad Serving Template (“VAST”). If more digital media property owners choose to continue to use VAST or other industry standard technologies rather than our proprietary YuMe SDKs, our ability to collect valuable data may be impaired, negatively affecting our business and revenue. Any limitation on our ability to collect data about user behavior and interaction with content could make it more difficult for us to deliver effective digital video advertising programs that meet the demands of our customers. This in turn could harm our revenue and impair our business.

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

The regulatory framework for privacy issues is evolving worldwide, and various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices, including some directed at the digital advertising industry in particular. It is possible that new laws and regulations will be adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that would affect our business, particularly with regard to collection or use of data to target ads and communication with consumers. The U.S. government, including the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for greater regulation of the collection of consumer information, including regulation aimed at restricting some targeted advertising practices. The Federal Trade Commission has also adopted revisions to the Children's Online Privacy Protection Act that expand liability for the collection of information by operators of websites and other electronic solutions that are directed to children. In addition, the European Union has adopted the Data Protection Directive and the Privacy and Electronics Communications Directive and the member states are in the process of considering reforms to the existing data protection legal framework, which may result in a greater compliance burden for us in the course of delivering ads in Europe. Complying with any new regulatory requirements could force us to incur substantial costs or require us to change our business practices in a manner that could reduce our revenue or compromise our ability to effectively pursue our growth strategy.

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

•	Faulty or out-of-date algorithms that fail to properly process data or result in inability to capture brand-receptive audiences at scale;
•	Technical or infrastructure problems causing digital video not to function, display properly or be placed next to inappropriate context;
•	Inability to control video completion rates, maintain user attention or prevent end users from skipping advertisements;
•	Inability to detect and prevent fraud and other malicious activity; and
•	Unavailability of standard digital video audience ratings and brand receptivity measurements for brand advertisers to effectively measure the success of their campaigns.

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

We have experienced recent attrition in certain key management positions. Our future success is substantially dependent on the continued service of our senior management team. We do not maintain key-person insurance on any of these employees. Our future success also depends on our ability to continue to attract, retain and motivate highly skilled employees, particularly employees with technical skills that enable us to deliver effective advertising solutions and sales and customer support representatives with experience in digital video advertising and strong relationships with brand advertisers, agencies and digital media properties. Competition for these employees, and for sales personnel, in our industry is intense. Many of the companies with which we compete for experienced personnel also have greater resources than we have. Competition for qualified personnel is particularly intense in the San Francisco Bay Area, where our headquarters are located, and in Chennai, India, where our engineering and research and development resources are primarily located. As a result, we may be unable to attract or retain these management, technical, sales, marketing and customer support personnel that are critical to our success, resulting in harm to our key customer relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs. The loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and pursue our business goals.

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

In the United States, we have five patents issued, 18 non-provisional patent applications pending and five provisional patent applications pending. We also have 34 foreign patent applications pending. There can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, or that these patents will not be challenged by third parties or found to be invalid or unenforceable. We have five registered trademarks in the United States, ten registered trademarks in foreign jurisdictions and are also pursuing the registration of additional trademarks and service marks in the United States and in locations outside the United States. Effective trade secret, copyright, trademark and patent protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming.

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

We have successfully completed the implementation of the remediation plan, including building a more experienced accounting and finance organization, and designing and implementing improved processes and controls. Accordingly, as of December 31, 2013, the previously disclosed material weakness had been remediated. However, the remediation of this material weakness may not prevent future material weaknesses in our internal control over financial reporting.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are and will continue to be subject to the reporting requirements of the Exchange Act and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased our legal and financial compliance costs and has made some activities more time consuming and costly, while also diverting management attention. In particular, we expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the JOBS Act.

Operating as a public company has made it more expensive for us to obtain director and officer liability insurance. As a public company, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

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

We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal income tax purposes, including any limitations that may be imposed under Section 382 of the Internal Revenue Code as a result of our IPO. At December 31, 2013, we had federal net operating loss carryforwards of $8.3 million, which expire at various dates beginning in 2025. At December 31, 2013, we had state and local net operating loss carryforwards of $14.8 million, which expire beginning in 2015. Our gross state net operating loss carryforwards are separate from our federal net operating loss carryforwards and expire over various periods beginning in 2015, based on individual state tax law.

We periodically assess the likelihood that we will be able to recover our net deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, we concluded that a full valuation allowance against our net U.S. deferred tax assets should be applied as of June 30, 2014. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period this determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current tax provision. These events could have a material impact on our reported results of operations.

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

Our stock price has been and is likely to remain volatile. Since shares of our common stock were sold in our initial public offering in August 2013 at a price of $9.00 per share, our stock price has ranged from $4.72 to $12.08 through July 31, 2014. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

We had approximately 32.6 million shares of common stock outstanding as of June 30, 2014. Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

Approximately 8.5 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans have been registered under registration statements on Form S-8 and, subject to grants, vesting arrangements and exercise of options and the restrictions of Rule 144 in the case of our affiliates, may become available for sale in the public market.

Additionally, the holders of an aggregate of approximately 10.1 million shares of common stock and 24,838 shares of common stock issuable upon the exercise of outstanding warrants, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in aggregate, beneficially own approximately 36% of our outstanding common stock. These persons, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

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

None.

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

YuMe, Inc.

/s/ Tony Carvalho

Tony Carvalho Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

Date: August 14, 2014

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