Form 10-Q
period 2014-09-30
YuMe Inc
filed 2014-11-10
CIK 1415624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No ☐  

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).    Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No  ☒

As of October 31, 2014, there were 33,044,651 shares of the Registrant’s common stock outstanding.

YuMe, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YuMe, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of September 30, 2014	As of December 31, 2013
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$32,616	$42,626
Marketable securities	24,907	7,295
Accounts receivable, net	54,829	65,493
Prepaid expenses and other current assets	3,249	2,572
Total current assets	115,601	117,986
Marketable securities, long-term	4,780	14,186
Property, equipment and software, net	9,245	6,610
Goodwill	3,902	3,902
Intangible assets, net	1,497	2,049
Restricted cash	292	292
Deposits and other assets	379	362
Total assets	$135,696	$145,387
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,180	$7,722
Accrued digital media property owner costs	11,905	17,359
Accrued liabilities	12,521	12,734
Deferred revenue	154	314
Capital leases, current	85	359
Total current liabilities	30,845	38,488
Capital leases, non-current	–	22
Other long-term liabilities	118	139
Deferred tax liability	573	773
Total liabilities	31,536	39,422
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding as of September 30, 2014 and December 31, 2013	–	–
Common stock: $0.001 par value; 200,000,000 shares authorized, 33,011,480 and 31,933,862 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	33	32
Additional paid-in-capital	136,592	127,690
Treasury stock: 66,666 shares as of September 30, 2014 and December 31, 2013	–	–
Accumulated deficit	(32,334)	(21,677)
Accumulated other comprehensive loss	(131)	(80)
Total stockholders’ equity	104,160	105,965
Total liabilities and stockholders’ equity	$135,696	$145,387

(1)	Condensed consolidated balance sheet data as of December 31, 2013 was derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$42,993	$36,157	$120,671	$97,089
Cost of revenue	22,674	18,968	63,535	52,179
Gross profit	20,319	17,189	57,136	44,910
Operating expenses:
Sales and marketing	16,353	11,735	47,673	32,845
Research and development	1,582	1,165	4,027	3,082
General and administrative	5,332	4,918	15,629	13,586
Total operating expenses	23,267	17,818	67,329	49,513
Loss from operations	(2,948)	(629)	(10,193)	(4,603)
Interest and other income (expense), net
Interest expense, net	(2)	(9)	(8)	(41)
Other income (expense), net	(345)	74	(531)	(252)
Total interest and other income (expense), net	(347)	65	(539)	(293)
Loss before income taxes	(3,295)	(564)	(10,732)	(4,896)
Income tax (expense) benefit	267	(63)	75	(162)
Net loss	$(3,028)	$(627)	$(10,657)	$(5,058)

Net loss per share:
Basic	$(0.09)	$(0.03)	$(0.33)	$(0.49)
Diluted	$(0.09)	$(0.03)	$(0.33)	$(0.49)
Weighted-average shares used to compute net loss per share:
Basic	32,788	21,054	32,436	10,305
Diluted	32,788	21,054	32,436	10,305

See accompanying notes to condensed consolidated financial statements.

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(3,028)	$(627)	$(10,657)	$(5,058)
Other comprehensive income (loss):
Foreign currency translation adjustments	(27)	(20)	(41)	45
Change in fair value of marketable securities	(25)	–	(10)	–
Other comprehensive income (loss)	(52)	(20)	(51)	45
Comprehensive loss	$(3,080)	$(647)	$(10,708)	$(5,013)

See accompanying notes to condensed consolidated financial statements.

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net loss	$(10,657)	$(5,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,369	3,037
Stock-based compensation	4,169	2,508
Provision for bad debts	432	346
Deferred income taxes	(198)	(148)
Change in fair value of preferred stock warrants	–	125
Changes in operating assets and liabilities:
Accounts receivable	10,232	347
Prepaid expenses and other current assets	(677)	(1,286)
Deposits and other assets	(17)	275
Accounts payable	(1,857)	(784)
Accrued digital media property owner costs	(5,454)	(3,322)
Accrued liabilities	(213)	2,393
Deferred revenue	(160)	(325)
Other liabilities	(21)	(28)
Net cash used in operating activities	(1,052)	(1,920)
Investing activities:
Purchases of property and equipment	(3,562)	(845)
Capitalized software development costs	(1,318)	(1,354)
Change in restricted cash	–	(49)
Purchases of marketable securities	(15,416)	–
Proceeds from maturities of marketable securities	7,200	–
Net cash used in investing activities	(13,096)	(2,248)
Financing activities:
Proceeds from initial public offering, net of offering costs	–	40,104
Repayments of borrowings under notes payable	–	(154)
Repayments of borrowings under capital leases	(296)	(468)
Proceeds from exercise of common stock options and employee stock purchase plan	4,475	278
Net cash provided by financing activities	4,179	39,760
Effect of exchange rate changes on cash and cash equivalents	(41)	45
Change in cash and cash equivalents	(10,010)	35,637
Cash and cash equivalents—Beginning of period	42,626	27,909
Cash and cash equivalents—End of period	$32,616	$63,546
Supplemental disclosures of cash flow information
Cash paid for interest	$8	$42
Cash paid for income taxes	$829	$421
Stock-based compensation capitalized for internal-use software	$259	$145
Non-cash investing and financing activities
Purchases of property and equipment recorded in accounts payable	$315	$564
Initial public offering costs recorded in accounts payable and accrued liabilities	$–	$127

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

Concentrations and Other Risks

Financial instruments that subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. Cash and cash equivalents are deposited with six domestic and foreign highly rated financial institutions and cash equivalents are invested in highly rated money market funds. Periodically, such balances may be in excess of federally insured limits. Marketable securities consist of highly liquid corporate bonds, commercial paper and certificates of deposits that comply with the Company’s minimum credit rating policy.

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

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

One advertising agency customer accounted for 4% and 7% of the Company’s revenue for the three and nine months ended September 30, 2014, respectively, and accounted for 23% and 16% of the Company’s revenue for the three and nine months ended September 30, 2013, respectively. The same customer accounted for 4% and 17% of the Company’s accounts receivable as of September 30, 2014 and December 31, 2013, respectively.

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Allowance for doubtful accounts:
Balance – beginning of period	$1,305	$871	$1,056	$563
Provision for bad debts	183	38	432	346
Balance – end of period	$1,488	$909	$1,488	$909

The Company wrote-off $0.2 million of doubtful accounts as uncollectible during the three and nine months ended September 30, 2014. The Company did not write-off any doubtful accounts as uncollectible during the three and nine months ended September 30, 2013.

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

Prior to the conversion of the Company’s warrant liability on August 12, 2013, its preferred stock warrants were recorded at fair value. On August 12, 2013, upon the closing of the Company’s IPO, the warrants were converted from warrants to purchase preferred stock to warrants to purchase common stock and the liability at their then fair value of $0.4 million was reclassified to additional paid-in capital. Prior to August 12, 2013, all changes in the fair value of the warrants were recorded in “Other income (expense), net” in the consolidated statements of operations. The fair value of the warrants outstanding, which were remeasured to fair value on a recurring basis at each balance sheet date, was determined using the Black-Scholes option pricing model. The Company recorded other income of $35,000 and other expense of $0.1 million in the three and nine months ended September 30, 2013, respectively, related to the fair value adjustment of its warrants.

Marketable securities with final maturities of at least three months but no more than 12 months from the date of purchase are classified as short-term and marketable securities with final maturities of more than one year but less than two years from the date of purchase are classified as long-term. The Company’s marketable securities are classified as available-for-sale and consist of high quality, investment grade securities from diverse issuers with predetermined minimum credit ratings. The Company values these securities based on pricing from vendors who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. However, the Company classifies all of its marketable securities as having Level 2 inputs. The valuation techniques used to measure the fair value of the Company’s marketable securities having Level 2 inputs were derived from market prices that are corroborated by observable market data and quoted market prices for similar instruments.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present information about the Company’s money market funds and marketable securities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Fair Value Measurements as of September 30, 2014
	Level 1	Level 2	Level 3	Total
Money market funds	$10,267	$–	$–	$10,267

Marketable securities:
Corporate bonds	$–	$28,688	$–	$28,688
Commercial paper	–	999	–	999
Total marketable securities	$–	$29,687	$–	$29,687

	Fair Value Measurements as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Money market funds	$18,371	$–	$–	$18,371

Marketable securities:
Corporate bonds	$–	$17,885	$–	$17,885
Commercial paper	–	2,396	–	2,396
Certificates of deposit	–	1,200	–	1,200
Total marketable securities	$–	$21,481	$–	$21,481

4.	Cash, Cash Equivalents and Marketable Securities

The Company’s cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase. The Company has cash and cash equivalents held on its behalf by a third party of $0.2 million as of September 30, 2014 and December 31, 2013. Short- and long-term marketable securities are comprised of highly liquid available-for-sale financial instruments (primarily corporate bonds, commercial paper and certificates of deposit) with final maturities of at least three months but no more than 24 months from the date of purchase. The cost, gross unrealized gains and losses and fair value of the Company’s marketable securities consisted of the following as of September 30, 2014 and December 31, 2013 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2014:
Cash	$22,349	$—	$—	$22,349
Cash equivalents:
Money market funds	10,267	—	—	10,267
Total cash and cash equivalents	32,616	—	—	32,616
Marketable securities:
Corporate bonds	28,705	5	(22)	28,688
Commercial paper	999	—	—	999
Total marketable securities	29,704	5	(22)	29,687
Total cash, cash equivalents and marketable securities	$62,320	$5	$(22)	$62,303

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013:
Cash	$24,255	$—	$—	$24,255
Cash equivalents:
Money market funds	18,371	—	—	18,371
Total cash and cash equivalents	42,626	—	—	42,626
Marketable securities:
Corporate bonds	17,892	3	(10)	17,885
Commercial paper	2,396	—	—	2,396
Certificates of deposit	1,200	—	—	1,200
Total marketable securities	21,488	3	(10)	21,481
Total cash, cash equivalents and marketable securities	$64,114	$3	$(10)	$64,107

Unrealized gains and losses, net of taxes, are included in “Accumulated other comprehensive loss,” which is reflected as a separate component of stockholders’ equity on the condensed consolidated balance sheets.

5.	Goodwill and Intangible Assets

The intangible assets detail for the periods presented (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (years)
September 30, 2014:
Developed technology	$2,950	$(1,487)	$1,463	2.3
Customer relationships	104	(70)	34	1.7
Non-compete agreement	53	(53)	-	-
	$3,107	$(1,610)	$1,497

December 31, 2013:
Developed technology	$2,950	$(951)	$1,999	2.7
Customer relationships	104	(54)	50	2.4
Non-compete agreement	53	(53)	-	-
	$3,107	$(1,058)	$2,049

Amortization expense was $0.2 million for both the three-month periods ended September 30, 2014 and 2013, and was $0.6 million for both the nine-month periods ended September 30, 2014 and 2013. Amortization expense related to developed technology is included as a component of “Cost of revenue” in the condensed consolidated statements of operations. Goodwill remained unchanged at $3.9 million as of September 30, 2014 and December 31, 2013.

6.	Commitments and Contingencies

Leases

The Company leases office facilities under various non-cancelable operating leases that expire through August 2024. Rent expense under operating leases totaled $0.8 million and $1.9 million for the three and nine months ended September 30, 2014, respectively, and totaled $0.5 million and $1.6 million for the three and nine months ended September 30, 2013, respectively. In addition, the Company leases certain equipment and computers under capital lease arrangements that expire at various dates through September 2015.

Purchase Commitments

During the normal course of business, to secure adequate ad inventory and impressions for its sales arrangements, the Company enters into agreements with digital media property owners that require the purchase of a minimum number of impressions on a monthly or quarterly basis. Purchase commitments as of September 30, 2014 expire on various dates through December 2014.

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

Preferred Stock

In association with our IPO, our board of directors authorized the Company to issue up to 20,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2014 and December 31, 2013, no shares of preferred stock were outstanding.

Common Stock

Immediately following the closing of the IPO, the Company’s certificate of incorporation was amended to authorize 20,000,000 shares of undesignated preferred stock and 200,000,000 shares of common stock.

As of September 30, 2014 and December 31, 2013, there were 33,011,480 and 31,933,862 shares of common stock issued and outstanding, respectively.

The following table summarizes common stock activity:

Number of Shares
Outstanding at December 31, 2013	31,933,862
Common stock issued in association with option exercises	761,872
Common stock issued in association with restricted stock lapsing	422
Common stock issued in association with employee stock purchase plan	315,324
Outstanding at September 30, 2014	33,011,480

Treasury Stock

As of September 30, 2014 and December 31, 2013, the Company had 66,666 shares of treasury stock related to the acquisition of Crowd Science, Inc. Treasury stock is carried at cost and could be re-issued if the Company determined to do so.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Shares Reserved for Future Issuance

As of September 30, 2014 and December 31, 2013, the Company has reserved the following shares of common stock for future issuance:

	As of September 30, 2014	As of December 31, 2013
Common stock reserved:
Common stock options	5,060,632	5,713,106
Restricted stock units	988,100	38,124
Warrants to purchase common stock	24,838	24,838
Shares available for future issuance under the 2013 Plan	1,431,913	936,131
Employee stock purchase plan	504,014	500,000
	8,009,497	7,212,199

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

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes option award activity:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2013	5,713	$5.53	7.31	$13,704
Granted	630	$5.49
Exercised	(762)	$3.77
Cancelled and forfeited	(520)	$7.48
Balance at September 30, 2014	5,061	$5.59	7.34	$3,398
Vested and exercisable as of September 30, 2014	2,803	$4.35	6.25	$3,259
Vested as of September 30, 2014 and expected to vest thereafter (1)	4,693	$5.45	7.22	$3,388

(1)	Options expected to vest reflect an estimated forfeiture rate.

The weighted average grant date fair value of options granted was $3.61 and $3.80 for the three and nine months ended September 30, 2014, respectively, and the weighted average grant date fair value of options granted was $6.41 and $5.89 for the three and nine months ended September 30, 2013, respectively. The aggregate intrinsic value represents the difference between the market value of the Company’s common stock and the exercise price of outstanding in-the-money options. The total intrinsic value of options exercised was approximately $0.3 million and $1.9 million for the three and nine months ended September 30, 2014, and was $0.9 million and $1.3 million for the three and nine months ended September 30, 2013, respectively.

The following table summarizes restricted stock unit activity:

	Number of Shares (in thousands)	Weighted Average Fair Value at Grant	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1) (in thousands)
Balance at December 31, 2013	38	$8.15	2.13	$284
Granted	1,051	$6.02
Released	(1)	$7.24
Forfeited	(100)	$6.01
Balance at September 30, 2014	988	$6.10	1.48	$4,941

(1)	The intrinsic value of RSUs is based on the Company’s closing stock price as reported by the New York Stock Exchange on September 30, 2014.

Employee Stock Purchase Plan

In July 2013, the Company adopted a 2013 Employee Stock Purchase Plan (the “2013 Purchase Plan”) that became effective on August 6, 2013. The 2013 Purchase Plan is designed to enable eligible employees to periodically purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. Purchases are accomplished through participation in discrete offering periods. The 2013 Purchase Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. The Company originally reserved 500,000 shares of its common stock for issuance under the 2013 Purchase Plan and shares reserved for issuance increase January 1 of each year by the lesser of (i) a number of shares equal to 1% of the total number of outstanding shares of common stock on December 31 immediately prior to the date of increase or (ii) such number of shares as may be determined by the board of directors. On January 1, 2014, shares reserved for issuance under the 2013 Purchase Plan increased by 319,338. A total of 315,324 shares were purchased by employees under the Company’s ESPP for the nine months ended September 30, 2014. There were no shares purchased by employees under the 2013 Purchase Plan for the twelve months ended December 31, 2013.

The expected term of ESPP shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights were as follows:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Expected term (years)	0.50	0.48	0.50	0.48
Volatility	80%	80%	80%	80%
Risk-free interest rate	0.36%	0.08%	0.22%	0.08%
Dividend yield	—	—	—	—

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

The fair value of option grants is determined using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected term (years)	6.00	5.51 – 6.08	6.00	5.51 – 6.12
Volatility	80%	80%	80%	80%
Risk-free interest rate	1.95%	1.50% - 1.72%	1.89% - 2.02%	1.02% - 1.72%
Dividend yield	—	—	—	—

The following table summarizes the effects of stock-based compensation related to vesting stock-based awards included in the Company’s accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	$98	$46	$245	$107
Sales and marketing	794	503	2,022	1,186
Research and development (1)	158	86	351	223
General and administrative	635	537	1,551	992
Total employee stock-based compensation	$1,685	$1,172	$4,169	$2,508

(1)

Excludes $83,000 and $259,000 for the three and nine months ended September 30, 2014, respectively, and $68,000 and $145,000 for the three and nine months ended September 30, 2013, respectively, that was capitalized as part of internal-use software development costs.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

Net Loss per Share Attributable to Common Stockholders	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(3,028)	$(627)	$(10,657)	$(5,058)

Denominator:
Weighted-average shares used in computing net loss per share:
Basic	32,788	21,054	32,436	10,305
Weighted-average effect of potentially dilutive shares:
Stock options	—	—	—	—
Restricted stock units	—	—	—	—
Convertible preferred stock warrants	—	—	—	—
Convertible common stock warrants	—	—	—	—
Diluted	32,788	21,054	32,436	10,305
Net loss per share:
Basic	$(0.09)	$(0.03)	$(0.33)	$(0.49)
Diluted	$(0.09)	$(0.03)	$(0.33)	$(0.49)

The following weighted-average equity shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	3,478	1,792	3,344	1,792
Restricted stock units	142	—	87	—
Convertible preferred stock warrants	—	—	—	—
Convertible common stock warrants	19	—	20	—
Employee stock purchase plan	42	—	30	—

9.	Related Party Transactions

During the three and nine months ended September 30, 2014, the Company recorded costs for a digital media property owner that was also an investor in the Company's Series D-1 convertible preferred stock, of $0.2 million and $0.9 million, respectively, associated with the acquisition of ad inventory. During the three and nine months ended September 30, 2013, the Company recorded costs for this digital media property owner of $0.3 million and $0.8 million, respectively. At September 30, 2014 and December 31, 2013, the Company had $44,000 and $0.4 million, respectively, for this related party included in accrued digital media property owner costs in the accompanying condensed consolidated financial statements. The Company believes that its transactions with related parties are carried out on an arm's-length basis on terms that are consistent with similar transactions with other vendors.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Domestic	$36,710	$32,146	$102,611	$87,307
Foreign	6,283	4,011	18,060	9,782
Total revenue	$42,993	$36,157	$120,671	$97,089

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

We generate revenue primarily by delivering digital video advertisements on Internet-connected devices. Our ads run when users choose to view video content on their devices. Advertising customers submit ad insertion orders to us and we fulfill those orders by delivering their digital video advertisements to audiences available through digital media properties, a process that we refer to as an advertising campaign. We are typically paid on a cost per thousand basis (“CPM”), of which we generally pay digital media properties a negotiated percentage. Our customers primarily consist of large global brands and their advertising agencies. In the three and nine months ended September 30, 2014, our customers included 65 and 77, respectively, of the top 100 U.S. advertisers as ranked by Advertising Age magazine in 2013 (“the AdAge 100”), such as American Express, AT&T, GlaxoSmithKline, Home Depot and McDonald's.

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

For further information on all of our critical accounting policies and estimates, refer to our 2013 Annual Report on Form 10-K filed with Securities and Exchange Commission on March 27, 2014.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	(dollars in thousands)
Condensed Consolidated Statements of Operations Data:
Revenue	$42,993	100.0%	$36,157	100.0%	$120,671	100.0%	$97,089	100.0%
Cost of revenue	22,674	52.7	18,968	52.5	63,535	52.7	52,179	53.7
Gross profit	20,319	47.3	17,189	47.5	57,136	47.3	44,910	46.3
Operating expenses
Sales and marketing	16,353	38.0	11,735	32.5	47,673	39.5	32,845	33.8
Research and development	1,582	3.7	1,165	3.2	4,027	3.3	3,082	3.2
General and administrative	5,332	12.4	4,918	13.6	15,629	13.0	13,586	14.0
Total operating expenses	23,267	54.1	17,818	49.3	67,329	55.8	49,513	51.0
Loss from operations	(2,948)	(6.9)	(629)	(1.7)	(10,193)	(8.4)	(4,603)	(4.7)
Loss before income taxes	(3,295)	(7.7)	(564)	(1.6)	(10,732)	(8.9)	(4,896)	(5.0)
Net loss	$(3,028)	(7.0)%	$(627)	(1.7)%	$(10,657)	(8.8)%	$(5,058)	(5.2)%

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
Revenue	$42,993	$36,157	$6,836	18.9%	$120,671	$97,089	$23,582	24.3%

For the three months ended September 30, 2014, revenue increased $6.8 million, or 18.9%, compared to the three months ended September 30, 2013. The increase was primarily due to an increase of $6.7 million in net advertising sales. The increase in net advertising sales was primarily driven by an increase in the number of advertising customers, including those located in international markets we operate in and others we have recently entered. We had 474 advertising customers for the three months ended September 30, 2014, an increase of 41.1%, compared to 336 for the three months ended September 30, 2013. The average revenue per advertising customer for the three months ended September 30, 2014 was $89,000, a decrease of 16.1%, compared to $106,000 for the three months ended September 30, 2013. The decrease in average revenue per advertising customer was primarily the result of the increase in the number of new advertising customers, particularly new international customers, which tend to start out deploying smaller digital video advertising budgets through our solutions. Our top 20 advertising customers for the three months ended September 30, 2014 accounted for $17.0 million, or 39.6%, of our revenue, compared to $17.8 million, or 49.0%, of our revenue for the three months ended September 30, 2013.

For the nine months ended September 30, 2014, revenue increased $23.6 million, or 24.3%, compared to the nine months ended September 30, 2013. The increase was primarily due to an increase of $23.3 million in net advertising sales. The increase in net advertising sales was primarily driven by an increase in the number of advertising customers, including those located in international markets we operate in and others we have recently entered. We had 714 advertising customers for the nine months ended September 30, 2014, an increase of 49.1%, compared to 479 for the nine months ended September 30, 2013. The average revenue per advertising customer for the nine months ended September 30, 2014 was $166,000, a decrease of 16.6%, compared to $199,000 for the nine months ended September 30, 2013. The decrease in average revenue per advertising customer was primarily the result of the increase in the number of new advertising customers, particularly new international customers, which tend to start out deploying smaller digital video advertising budgets through our solutions. Additionally, other revenue increased $0.3 million primarily due to an increase in platform licensing revenue. Our top 20 advertising customers for the nine months ended September 30, 2014 accounted for $46.1 million, or 38.2%, of our revenue, compared to $44.7 million, or 46.0%, of our revenue for the nine months ended September 30, 2013.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
Cost of revenue	$22,674	$18,968	$3,706	19.5%	$63,535	$52,179	$11,356	21.8%
Percent of revenue	52.7%	52.5%			52.7%	53.7%
Gross profit	$20,319	$17,189	$3,130	18.2%	$57,136	$44,910	$12,226	27.2%
Percent of revenue	47.3%	47.5%			47.3%	46.3%

For the three months ended September 30, 2014, cost of revenue increased $3.7 million, or 19.5%, compared to the three months ended September 30, 2013. The increase was primarily attributable to an increase of $3.2 million in traffic acquisition, third-party service and delivery, and ad delivery costs as a result of the increase in revenue, and a $0.5 million increase in other costs of revenues. For the three months ended September 30, 2014, cost of revenue, as a percentage of revenue, increased 1.2%, to 52.7%, compared to 52.5% for the three months ended September 30, 2013, primarily as a result of the increase in traffic acquisition costs as a percentage of revenue and due to an increase in employee compensation, benefits and other employee-related expenses, including stock-based compensation, as a result of an increase in the number of employees within our cost of revenue function.

For the nine months ended September 30, 2014, cost of revenue increased $11.4 million, or 21.8%, compared to the nine months ended September 30, 2013. The increase was primarily attributable to an increase of $10.1 million in traffic acquisition costs, third-party service and delivery, and ad delivery costs as a result of the increase in revenue, and a $1.1 million increase in other costs of revenues. For the nine months ended September 30, 2014, cost of revenue, as a percentage of revenue, decreased 1.0%, to 52.7%, compared to 53.7% for the nine months ended September 30, 2013.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
Sales and marketing	$16,353	$11,735	$4,618	39.4%	$47,673	$32,845	$14,828	45.1%
Percent of revenue	38.0%	32.5%			39.5%	33.8%

For the three months ended September 30, 2014, sales and marketing expenses increased $4.6 million, or 39.4%, compared to the three months ended September 30, 2013. The increase was primarily attributable to an increase of $3.8 million in employee compensation, benefits and other employee-related expenses, including stock-based compensation, primarily as a result of an increase in the number of employees within our sales and marketing organization as we expanded such organization, both domestically and internationally. Additionally, other departmental expenses, including advertising, promotions, tradeshows, sponsorships and consulting services, increased $0.8 million. For the three months ended September 30, 2014, sales and marketing expenses, as a percentage of revenue, increased by 5.5%, to 38.0%, compared to 32.5% for the three months ended September 30, 2013, primarily as a result of the increase in the number of sales and marketing employees.

For the nine months ended September 30, 2014, sales and marketing expenses increased $14.8 million, or 45.1%, compared to the nine months ended September 30, 2013. The increase was primarily attributable to an increase of $12.9 million in employee compensation, benefits and other employee-related expenses, including stock-based compensation, primarily as a result of an increase in the number of employees within our sales and marketing organization as we expanded such organization, both domestically and internationally. Additionally, other departmental expenses, including advertising, promotions, tradeshows, sponsorships and consulting services, increased $1.9 million. For the nine months ended September 30, 2014, sales and marketing expenses, as a percentage of revenue, increased by 5.7%, to 39.5%, compared to 33.8% for the nine months ended September 30, 2013, primarily as a result of the increase in the number of sales and marketing employees.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
Research and development	$1,582	$1,165	$417	35.8%	$4,027	$3,082	$945	30.7%
Percent of revenue	3.7%	3.2%			3.3%	3.2%

For the three months ended September 30, 2014, research and development expenses increased $0.4 million, or 35.8%, compared to the three months ended September 30, 2013. The increase was primarily attributable to an increase of $0.4 million in employee compensation, benefits and other employee-related expenses, including stock-based compensation, as a result of an increase in the number of employees within our research and development organization as we expanded our research and development organization, both domestically and internationally. For the three months ended September 30, 2014, research and development expenses, as a percentage of revenue, increased by 0.5%, to 3.7%, compared to 3.2% for the three months ended September 30, 2013, primarily as a result of the increase in the number of research and development employees.

For the nine months ended September 30, 2014, research and development expenses increased $0.9 million, or 30.7%, compared to the nine months ended September 30, 2013. The increase was attributable to an increase of $0.5 million in employee compensation, benefits and other employee-related expenses, including stock-based compensation, as a result of an increase in the number of employees within our research and development organization as we expanded our research and development organization, both domestically and internationally. Additionally, amortization and depreciation expense increased $0.3 million primarily related to purchases of computer equipment and software. For the nine months ended September 30, 2014, research and development expenses, as a percentage of revenue, increased by 0.1%, to 3.3%, compared to 3.2% for the nine months ended September 30, 2013, primarily as a result of the increase in the number of research and development employees.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
General and administrative	$5,332	$4,918	$414	8.4%	$15,629	$13,586	$2,043	15.0%
Percent of revenue	12.4%	13.6%			13.0%	14.0%

For the three months ended September 30, 2014, general and administrative expenses increased $0.4 million, or 8.4%, compared to the three months ended September 30, 2013. The increase was primarily attributable to a $0.4 million increase in employee compensation, benefits and other employee-related expenses, including stock-based compensation, as a result of an increase in the number of employees within our general and administrative organization hired to support operating as a public company and to support the growth in our business. For the three months ended September 30, 2014, general and administrative expenses, as a percentage of revenue, decreased by 1.2%, to 12.4%, compared to 13.6% for the three months ended September 30, 2013, primarily as a result of the increase in revenue.

For the nine months ended September 30, 2014, general and administrative expenses increased $2.0 million, or 15.0%, compared to the nine months ended September 30, 2013. The increase was primarily attributable to a $2.8 million increase in employee compensation, benefits and other employee-related expenses, including stock-based compensation, as a result of an increase in the number of employees within our general and administrative organization. Additionally, other departmental expenses, including communications and insurance expenses, increased $1.0 million associated with the increase in the number of employees and additional costs associated with operating as a public company. Partially offsetting this increase were decreases of $0.8 million in audit fees and $1.2 million in consulting services primarily related to our initial public offering in August 2013. For the nine months ended September 30, 2014, general and administrative expenses, as a percentage of revenue, decreased by 1.0%, to 13.0%, compared to 14.0% for the nine months ended September 30, 2013, primarily as a result of the increase in revenue.

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

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2014	2013	$	2014	2013	$
	(in thousands)
Interest income	$158	$–	$158	$483	$–	$483
Interest expense	(2)	(9)	7	(8)	(41)	33
Accretion and amortization on marketable securities	(124)	–	(124)	(382)	–	(382)
Transaction gain (loss) on foreign exchange	(379)	39	(418)	(635)	(122)	(513)
Change in fair value of warrants liability	–	35	(35)	–	(126)	126
Other non-operating income (loss), net	–	–	–	3	(4)	7
Interest and other income (expense), net	$(347)	$65	$(412)	$(539)	$(293)	$(246)

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

For the three months ended September 30, 2014, interest and other expense, net was $0.3 million, compared to interest and other income, net of $0.1 million for the three months ended September 30, 2013. The increase in expense was primarily due to an increase of $0.1 million in amortization and accretion on our investments and an increase of $0.4 million in foreign transaction exchange losses, partially offset by an increase of $0.2 million in interest income on our marketable securities.

 For the nine months ended September 30, 2014, interest and other expense, net increased by $0.2 million, compared to the nine months ended September 30, 2013. The increase in expense was primarily due to an increase of $0.4 million in amortization and accretion on our investments and an increase of $0.5 million in foreign transaction exchange losses. Partially offset by an increase of $0.5 million in interest income on our marketable securities and a $0.1 million change in the fair value of our warrants liability.

Income Tax (Expense) Benefit

Income tax (expense) benefit consists of federal and state income taxes in the U.S. and income taxes in certain foreign jurisdictions, deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the realization of net operating loss carryforwards.

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2014	2013		$2014	2013	$
	(in thousands)
Income tax (expense) benefit	$267	$(63)	$330	$75	$(162)	$273

For the three and nine months ended September 30, 2014, income tax benefit was primarily related to state taxes. For the three and nine months ended September 30, 2013, income tax expense was primarily related to state taxes and taxes due in foreign jurisdictions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(3,028)	$(627)	$(10,657)	$(5,058)
Adjustments:
Interest expense	2	9	8	41
Income tax expense (benefit)	(267)	63	(75)	162
Depreciation and amortization expense	1,159	987	3,369	3,037
Stock-based compensation expense	1,685	1,172	4,169	2,508
Total Adjustments	2,579	2,231	7,471	5,748
Adjusted EBITDA	$(449)	$1,604	$(3,186)	$690

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

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities. As of September 30, 2014, we had $62.3 million in cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of money market funds, corporate bonds, commercial paper and certificate of deposits. Cash held internationally as of September 30, 2014 totaled $1.6 million and was not material to our liquidity or financial position. As of September 30, 2014, we had capital lease obligations of $0.1 million related to the purchase of property, equipment and software.

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

In November 2014, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank. The Loan Agreement is secured by certain assets of the Company and provides for a revolving line of credit of up to a maximum of $25.0 million to be used for general business purposes. Amounts borrowed under the Loan Agreement bear interest at a variable rate, which is tied to the U.S. prime rate. The Loan Agreement contains customary representations and warranties, affirmative and negative covenants, including a financial covenant, events of default and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, certain merger and acquisition transactions, dispositions and other matters, all subject to certain exceptions. The financial covenant, based on a quarterly financial test, requires the Company not to exceed a maximum leverage ratio. The Company currently has no borrowings outstanding under the Loan Agreement.

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

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2014	2013
Condensed Consolidated Statements of Cash Flows Data:	(in thousands)
Net cash used in operating activities	$(1,052)	$(1,920)
Net cash used in investing activities	(13,096)	(2,248)
Net cash provided by financing activities	4,179	39,760

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

We used $(1.1) million of cash for operating activities during the nine months ended September 30, 2014, primarily resulting from our net loss of $10.7 million, adjusted for non-cash charges related to:

•	Depreciation and amortization of $3.4 million;
•	Stock-based compensation of $4.2 million;
•	Bad debt expense of $0.4 million; and
•	Deferred income taxes of $(0.2) million.

In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows:

•	$10.2 million from a decrease in accounts receivable due to the timing of receipts from advertising customers;
•	$(0.7) million from an increase in prepaid expenses and other current assets primarily due to the timing of payments for rent, insurance and other operating costs;
•

$(7.5) million from a decrease in accounts payable, accrued digital media property owner costs and other accrued liabilities as a result of the growth of our business and the timing of payments to our vendors; and

•	$(0.2) million from a decrease in deferred revenue.

We used $(1.9) million of cash for operating activities during the nine months ended September 30, 2013, primarily resulting from our net loss of $5.1 million, adjusted for non-cash charges related to:

•	Depreciation and amortization of $3.0 million;
•	Stock-based compensation of $2.5 million;
•	Bad debt expense of $0.3 million; and
•	Deferred income taxes of $(0.1) million.

In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows:

•	$0.3 million from a decrease in accounts receivable due to the timing of receipts from advertising customers;
•	$(1.3) million from an increase in prepaid expenses and other current assets primarily due to the timing of payments for rent, insurance and other operating costs;
•

$(1.7) million from a decrease in accounts payable, accrued digital media property owner costs and other accrued liabilities as a result of the growth of our business and the timing of payments to our vendors; and

•	$(0.3) million from a decrease in deferred revenue.

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

We used $(13.1) million of cash for investing activities during the nine months ended September 30, 2014, primarily as follows:

•	$(3.6) million to purchase property, equipment and software;
•	$(1.3) million to develop software for internal use;
•	$(15.4) million to purchase marketable securities; and
•	$7.2 million from the maturities of marketable securities.

We used $(2.2) million of cash for investing activities during the nine months ended September 30, 2013, primarily as follows:

•	$(0.8) million to purchase property, equipment and software; and
•	$(1.4) million to develop software for internal use.

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

We generated $4.2 million of cash from financing activities during the nine months ended September 30, 2014. We received $4.5 million of proceeds for the issuance of common stock in association with our employee stock purchase plan and from the exercise of common stock options, partially offset by $(0.3) million used for repayments of capital leases.

We generated $39.8 million of cash from financing activities for the nine months ended September 30, 2013. We received $42.9 million of cash proceeds in connection with our IPO and $0.3 million of proceeds from the exercise of common stock options, partially offset by $(2.8) million of payments made for costs related to our IPO and $(0.6) million of repayments of borrowings under notes payable and capital leases.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements for the three and nine months ending September 30, 2014 and 2013, and as of September 30, 2014 and December 31, 2013.

Contractual Obligations

We lease various office facilities, including our corporate headquarters in Redwood City, California, under operating lease agreements that expire through August 2024. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. Rent expense under operating leases totaled $0.8 million and $1.9 million for the three and nine months ended September 30, 2014, respectively, and totaled $0.5 million and $1.6 million for the three and nine months ended September 30, 2013, respectively.

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

Our future minimum payments under these arrangements as of September 30, 2014 are as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating lease obligations	$8,717	$2,161	$3,976	$924	$1,656
Capital lease obligations	86	86	—	—	—
Traffic acquisition costs and other purchase commitments	1,610	1,610	—	—	—
Total minimum payments	$10,413	$3,857	$3,976	$924	$1,656

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. The Company has determined its uncertain tax positions as of September 30, 2014 will not result in any additional taxes payable by the Company. As a result, no amounts are shown in the table above relating to the Company’s uncertain tax positions.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate and foreign exchange risks and inflation.

Interest Rate Fluctuation Risk

Our cash and cash equivalents consist of cash and highly liquid, short-term money market funds. Our marketable securities are classified as available-for-sale and consist of highly liquid corporate bonds, commercial paper and certificates of deposits that comply with our minimum credit rating policy. Short-term marketable securities consist of investments with final maturities of at least three months from the date of purchase that we intend to own for up to 12 months. Long-term marketable securities consist of investments with final maturities of more than 12 months that we intend to own for at least 12 months, but not more than 24 months. By policy, the final maturity for each security within the portfolio shall not exceed 24 months from the date of purchase and the weighted average maturity of the portfolio shall not exceed 12 months at any point in time. Our borrowings under capital lease obligations are generally at fixed interest rates.

The primary objective of our investment activities is to preserve principal while maintaining liquidity and maximizing income without significantly increasing risk. Because our cash and cash equivalents have short maturities of less than three months, our cash and cash equivalents fair value is relatively insensitive to interest rate changes.

To provide a meaningful assessment of the interest rate risk associated with the our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our portfolio. Based on investment positions as of September 30, 2014, a hypothetical 100 basis point increase in interest rates across all maturities in our portfolio would result in an immaterial incremental decline in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity. As such, we do not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. We do not enter into investments for trading or speculative purposes.

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

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter ended September 30, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred net losses in the first three quarters of 2014. We incurred a net loss of $11.1 million in 2011. We had net income of $6.3 million and $0.3 million in 2012 and 2013, respectively. We had an accumulated deficit of $32.3 million as of September 30, 2014. In past periods we have not generated sufficient revenue to offset operating expenses, which may occur in future periods as well. Although our revenue has increased in recent periods, it is likely that we will not be able to maintain this rate of revenue growth as a result of a variety of factors, including increased competition and the maturation of our business, and we cannot assure you that our revenue will continue to grow or will not decline. We expect to invest heavily in our operations to support anticipated future growth; as a result, our operating expenses will increase substantially and to be profitable we will need to increase our revenue sufficiently to offset these higher expenses. You should not consider our historical revenue growth or operating expenses as indicative of our future performance. If our revenue growth rate declines or our operating expenses exceed expectations, our financial performance will be adversely affected. Further, if our future growth and operating performance fail to meet investor or analyst expectations, it could have a materially negative effect on our stock price.

Our limited operating history makes it difficult to evaluate our business and prospects and may increase your investment risk.

We commenced operations in 2004 and, as a result, we have only a limited operating history upon which you can evaluate our business and prospects. Although we have experienced revenue growth in recent periods, it is likely that we will not be able to sustain this growth. Because the digital video advertising industry is relatively new, we will encounter risks and difficulties frequently encountered by early-stage companies in rapidly evolving industries, including the need to:

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

Our cash flows from operations vary from quarter to quarter due to the seasonal nature of advertiser spending. For example, many advertisers devote a disproportionate amount of their advertising budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. In addition, we acquire advertising inventory on a guaranteed basis, or at a fixed price, in order to meet the anticipated increased demand in the fourth quarter. These seasonal effects have been partially masked by our revenue growth and other factors, such as episodic political campaign advertising spending. However, if and to the extent that seasonal fluctuations become more pronounced, or are not offset by other factors, our operating cash flows could fluctuate materially from period to period as a result.

We depend on a single advertising agency customer and a single advertiser for a substantial portion of our revenue, and a reduction in digital advertising purchased by that customer or advertiser could significantly reduce our revenue.

Brand advertisers represented by an advertising agency within the OMG corporate structure, accounted for approximately 7% of our revenue in the nine months ended September 30, 2014 and accounted for more than 16% of our revenue in the nine months ended September 30, 2013. A significant reduction for any reason in our revenue from digital advertising purchased by OMG or one or more brand advertisers that it represents would materially harm our financial condition and results of operations.

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

The digital video advertising market is highly competitive, with many companies providing competing solutions. We also face competition from direct response advertisers who also seek to target brands. We compete with Hulu and Google (YouTube and DoubleClick) as well as many ad exchanges, demand side advertiser platforms and ad networks. Many of our competitors are significantly larger than we are and have more capital to invest in their businesses. They, or other companies that offer competing digital video brand advertising solutions, may establish or strengthen cooperative relationships with their digital media property partners and brand advertisers or other parties, thereby limiting our ability to promote our solutions and generate revenue. For example, the adoption by our brand advertiser customers of demand side advertiser platforms may disrupt the direct client relationship with such customers. Competitors could also seek to gain market share from us by reducing the prices they charge to advertisers, introducing products and solutions that are the same or similar to ours, or introducing new technology tools for advertisers and digital media properties. Moreover, increased competition for video advertising inventory from digital media properties could result in an increase in the portion of advertiser revenue that we must pay to digital media property owners to acquire that advertising inventory.

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

Our business relies on our ability to deliver successful and effective video advertising campaigns. Some of those campaigns may experience fraudulent and other invalid impressions, clicks or conversions that advertisers may perceive as undesirable, such as non-human traffic delivered by machines that are designed to simulate human users and artificially inflate user traffic on websites. These activities could overstate the performance of any given video advertising campaign and could harm our reputation. It may be difficult for us to detect fraudulent or malicious activity because we do not own content and rely in part on our digital media properties to control such activity. While we routinely review the campaign performance on our digital media properties’ websites, such reviews may not detect or prevent fraudulent or malicious activity. If we fail to detect or prevent fraudulent or other malicious activity, the affected advertisers may experience or perceive a reduced return on their investment and our reputation may be harmed. High levels of fraudulent or malicious activity could lead to dissatisfaction with our solutions, refusals to pay, refund or future credit demands or withdrawal of future business. If we fail to detect fraud or other activities that impact the performance of our brand advertising campaigns, we could harm our reputation with our advertisers or agencies and our revenue and business would suffer.

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

Digital advertising is shifting, in part, to programmatic buying and real-time bidding (“RTB”) systems. Programmatic buying is the automated purchase of digital advertising inventory through a combination of machine-based transactions, data and algorithms. RTB, a subset of programmatic buying, is the real-time purchase and sale of advertising inventory on an impression-by-impression basis on advertising exchanges. Programmatic buying and RTB are emerging and growing trends in the buying and selling of digital advertising inventory. The recognition by advertisers that an increased use of programmatic buying and RTB systems may constitute an effective way to achieve their campaign goals and cost savings, and the recognition by digital media property owners that they may achieve greater returns from an increased use of programmatic buying and RTB systems is challenging to our traditional pricing model. There can be no assurance that such trends, or the acceleration of such trends, will not erode our revenue. We recently introduced Video Reach, our programmatic video brand advertising solution. We may be unable to successfully sell, integrate or maintain this solution and there can be no assurance that our advertising customers or our network of digital media property owners will embrace Video Reach as a programmatic solution.

Due to our significant level of international operations, including our development and ad operations work conducted in Chennai, India, we are subject to international operational, financial, legal and political risks that could harm our operating results.

Most of our research and development and ad operations work is conducted in Chennai, India, where we have a significant presence. In addition, we have operations in Europe, Latin America and China, and may continue to expand our international operations into other countries. We expect to continue to rely on significant cost savings obtained by concentrating our research and development and ad operations work in Chennai, India, rather than in the San Francisco Bay Area. However, the rate of wage inflation has historically been higher in India than in the United States, and we may not be able to maintain these cost savings in the future. If the cost of development and engineering work in Chennai, India were to significantly increase or the labor environment in Chennai, India were to change unfavorably, we would no longer be able to rely on these cost savings or may need to move our development, engineering and ad operations work elsewhere. Accordingly, if we are unable to rely on these significant cost savings, we would lose a competitive advantage, we may not be able to sustain our growth and our profits may decline.

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

The success of our business model depends on our ability to deliver digital video advertisements to consumers on a wide variety of Internet-connected devices. We believe that digital video advertising is most successful when targeted primarily through analysis of data. This data might include a device's location or data collected when device users view an ad or video or when they click on or otherwise engage with an ad, or it could include demographic or other data about users' interests or activities that is licensed in or acquired from third parties. Users may elect not to allow data sharing for targeted advertising for many reasons, such as privacy concerns, or to avoid usage charges based on the amount or type of data consumed on the device. Users may opt out of interest-based advertising by YuMe through the opt-out feature on YuMe's website or the Network Advertising Initiative's consumer choices website. In addition, Internet-connected devices and operating systems controlled by third parties increasingly contain features that allow device users to disable functionality that allows for the delivery of ads on their devices. Device and browser manufacturers may include or expand these features as part of their standard device specifications. For example, when Apple announced that UDID, a standard device identifier used in some applications, was being superseded and would no longer be supported, application developers were required to update their apps to utilize alternative device identifiers such as universally unique identifier, or, more recently, identifier-for-Advertising, which simplify the process for Apple users to opt out of behavioral targeting. In addition, many advertising companies may participate in self-regulatory programs, such as the Network Advertising Initiative, through which they agree to offer users the ability to opt out of behavioral advertising. If users elect to utilize the opt-out mechanisms in greater numbers, our ability to deliver effective advertising campaigns on behalf of our advertisers would suffer, which could hurt our ability to generate revenue and become profitable.

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

The regulatory framework for privacy issues is evolving worldwide, and various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices, including some directed at the digital advertising industry in particular. It is possible that new laws and regulations will be adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that would affect our business, particularly with regard to collection or use of data to target ads and communication with consumers. The U.S. government, including the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for greater regulation of the collection of consumer information, including regulation aimed at restricting some targeted advertising practices. The Federal Trade Commission has also adopted revisions to the Children's Online Privacy Protection Act that expand liability for the collection of information by operators of websites and other electronic solutions that are directed to children. In addition, the European Union has adopted the Data Protection Directive and the Privacy and Electronics Communications Directive and the member states are in the process of considering reforms to its existing data protection legal framework, which may result in a greater compliance burden for us in the course of delivering ads in Europe. Complying with any new regulatory requirements could force us to incur substantial costs or require us to change our business practices in a manner that could reduce our revenue or compromise our ability to effectively pursue our growth strategy.

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

•	Faulty or out-of-date algorithms that fail to properly process data or result in inability to capture brand-receptive audiences at scale;
•	Technical or infrastructure problems causing digital video not to function, display properly or be placed next to inappropriate context;
•	Inability to control video completion rates, maintain user attention or prevent end users from skipping advertisements;
•	Inability to detect and prevent advertising fraud and other malicious activity; and
•	Unavailability of standard digital video audience ratings and brand receptivity measurements for brand advertisers to effectively measure the success of their campaigns.

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

In the United States, we have seven patents issued, 18 non-provisional patent applications pending and five provisional patent applications pending. We also have 34 foreign patent applications pending. There can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, or that these patents will not be challenged by third parties or found to be invalid or unenforceable. We have eight registered trademarks in the United States, 21 registered trademarks in foreign jurisdictions and are also pursuing the registration of additional trademarks and service marks in the United States and in locations outside the United States. Effective trade secret, copyright, trademark and patent protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are and will continue to be subject to the reporting requirements of the Exchange Act and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased our legal and financial compliance costs and has made some activities more time consuming and costly, while also diverting management attention. In particular, we expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company as defined by the JOBS Act.

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

We periodically assess the likelihood that we will be able to recover our net deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, we concluded that a full valuation allowance against our net U.S. deferred tax assets should be applied as of September 30, 2014. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period this determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current tax provision. These events could have a material impact on our reported results of operations.

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

Our stock price has been and is likely to remain volatile. Since shares of our common stock were sold in our initial public offering in August 2013 at a price of $9.00 per share, our stock price has ranged from $4.54 to $12.08 through October 31, 2014. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

We had approximately 33.0 million shares of common stock outstanding as of September 30, 2014. Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

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

Additionally, the holders of an aggregate of approximately 10.0 million shares of common stock and 24,838 shares of common stock issuable upon the exercise of outstanding warrants, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in aggregate, beneficially own approximately 41% of our outstanding common stock. These persons, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

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

Date: November 10, 2014

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