Form 10-K
period 2014-12-31
YuMe Inc
filed 2015-03-10
CIK 1415624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was $123,246,516 based upon the closing price of the Registrant’s common stock reported for such date by the New York Stock Exchange. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded from that calculation because such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 27, 2015, there were 33,324,473 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

NOTE REGARDING FORWARD-LOOKNG STATEMENTS

Unless expressly indicated or the context requires otherwise, the terms “YuMe,” “Company,” “we,” “us” and “our” in this document refer to YuMe, Inc., and, where appropriate, its wholly-owned subsidiaries.

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1: “Business,” Part I, Item 1A: “Risk Factors,” and Part II, Item 7: “Management's Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include, for example, statements about:

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

You should refer to Part I, Item 1A: “Risk Factors” of this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

YuMe, Inc.

FORM 10-K

GLOSSARY

To assist you in reading this Annual Report, we have provided definitions of some of the terms and acronyms that we use:

“Advertising campaign”—the process by which we deliver a brand advertiser's digital video advertisements to audiences available through digital media properties in order to fulfill ad insertion orders submitted to us by advertising customers.

“Audience Amplifier”—Our machine-learning tool that uses correlative data models to find audiences that YuMe expects to be receptive to specific brand messages based on data collected from the YuMe SDKs.

“Brand advertising”—Advertising that features a particular company, product or service in a manner intended to establish long-term, positive attitudes toward it.

“Brand attitudes”—A measure of a person's positivity or negativity towards a brand.

“Brand awareness”—The extent to which a brand is recognized by potential customers and correctly associated with a particular product.

“Brand favorability”—The number of people who view the brand positively.

“Brand preference”—A measure of brand loyalty in which a consumer will choose a particular brand in presence of competing brands.

“Brand recall”—A measure of advertising effectiveness in which a sample of respondents are exposed to an ad and at a later time are asked if they recall the brand that sponsored an ad.

“CPM”—Cost per thousand impressions, a measure by which ad placements may be priced for advertisers on a digital media property. An impression is the exposure of the content to a viewer.

“Direct response advertising”—Advertising that is designed to induce some specific action, such as search engine marketing, click-through banners, newspaper classifieds and coupons.

“Frequency”—A measure of how many times a consumer within a target audience is exposed to a specific advertisement.

“Lift”—The percentage improvement in a tested metric.

“Message recall”—A measure of advertising effectiveness in which a sample of respondents are exposed to an ad and at a later time are asked if they recall the primary message of an ad.

“PQI”—YuMe's Placement Quality Index, our contextual scoring system that assesses the quality of ad placements in order to optimize placements for brand results. PQI algorithms dynamically score advertising inventory based on prior calculations of brand related results and current campaign measures such as video completion rate, player size, player location, content relevancy and campaign objectives.

“Purchase intent”—The likelihood that a person intends to buy a product in a given period of time.

“Reach”—The number of individuals or households that are exposed to an ad in a given period of time.

“Unique viewers”—When used in reference to YuMe, unique viewers means a measure of the number of individual devices through which a particular piece of video content was viewed online, on mobile, or through other Internet-connected device platforms over a period of time, typically one month.

“YuMe SDKs”—YuMe's Audience Aware Software Development Kit, our proprietary software that digital media property owners embed in websites and applications residing on personal computers, smartphones, tablets, Internet-connected TVs and other devices, along with a related set of implementation tools. The data collected through YuMe SDKs feeds into our PQI and Audience Amplifier technologies to form the core of our data-science capabilities.

“YFP”—YuMe for Publishers, our comprehensive platform system for creating, managing, monetizing and measuring cross-platform digital video brand advertising inventory.

PART I

ITEM 1.	BUSINESS

Overview

YuMe is a leading independent provider of global audience technologies, curating relationships between brand advertisers and consumers of video content across a growing range of connected devices. Combining data-driven technologies with deep insight into audience behavior, YuMe offers brand advertisers end-to-end marketing software.

Our digital video advertising solutions are purpose-built for brand advertisers, advertising agencies, and digital media properties. Through a sophisticated platform of proprietary embedded software, data science and machine-learning algorithms, we deliver TV-scale video advertising campaigns to relevant, brand-receptive digital audiences. We aggregate these audiences across a wide range of Internet-connected devices by providing global digital media properties with software that monetizes their professionally produced content and applications with our advertising campaigns. Our industry leadership is reflected in our wide audience reach, large customer base, and scale in data derived from our large embedded software base.

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

For global digital media property owners that supply advertising inventory, we offer a platform enabling us to offer their inventory to advertising customers and deliver digital video ads to the audiences of those digital media property owners that are optimized for specific advertising customer needs. We access data from this software and we apply our data science capabilities to target those audiences that will be relevant to advertisers. In combination, these capabilities allow us to deliver ads to audiences that we expect to be receptive to specific brand messages, while driving better monetization for the digital media property owner.

We generate revenue by delivering digital video advertisements on Internet-connected devices. Our ads run when users choose to view video content on their devices. Advertising customers submit orders to us and we fulfill those orders by delivering their digital video advertisements to audiences available through digital media properties, a process that we refer to as an advertising campaign. We are typically paid on a cost per thousand basis (“CPM”), of which we generally pay digital media properties a negotiated percentage. Our customers primarily consist of large global brands and their advertising agencies. In the twelve months ended December 31, 2014, we had 880 customers, including 79 of the top 100 U.S. advertisers as ranked by Advertising Age magazine in 2013 (“the AdAge 100”), such as American Express, AT&T, GlaxoSmithKline, Home Depot and McDonald's.

The core of our business relies on our sophisticated platform that encompasses customized embedded software, advertising management, and data science capabilities. Our YuMe SDKs are embedded by our digital media property owners and collect dozens of data elements that we use for our advanced audience modeling algorithms, continuously improving our ability to optimize campaigns around key brand metrics. Our Placement Quality Index (“PQI”) inventory scoring system leverages YuMe SDKs and other data sources through algorithms to assess the quality of ad placements and optimize placements to maximize brand advertising results. Our Audience Amplifier machine-learning tool uses those brand results in its correlative data models to find audiences that we expect to be receptive to specific brand messages.

Over our ten-year operating history we have amassed a vast amount of data derived from our large software installed base of YuMe SDKs that are embedded in online and mobile websites and entertainment applications residing on millions of personal computers, smartphones, tablets, Internet-connected TVs and other devices. This allows us to deliver television-like ads, enhanced and customized for each specific device type, and collect valuable advertisement viewership data. We collect billions of data points each year from ad impressions we deliver. As we grow our audience and advertiser footprint, we are able to collect even more data, which in turn enables us to improve the efficacy of our targeting models, further improving the utility of our solutions and driving additional adoption.

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

We believe television brand advertisers are increasingly following their target audiences onto digital video and allocating more of their budgets to digital video advertising. As new solutions address the challenges advertisers face with deploying digital video brand campaigns in a fragmented ecosystem, we believe this market is poised to capture increasing amounts of TV advertising dollars.

The YuMe Solution

Our solutions are built for brand advertisers and professional digital media property owners that produce content and applications. We have built our software stack and data-science capabilities to deliver reliable campaign results for brand advertisers and monetization for digital media property owners. We deliver television-like video advertisements when users choose to view video content on their devices, the vast majority of which are prominently displayed before the chosen video content is displayed. We deliver these ads to audiences across Internet-connected devices and platforms. With our data-science capabilities, including data collection and sophisticated analytics, our advertiser customers reach large-scale, brand-receptive audiences, and digital media property owners capture brand advertising revenue with their content and applications.

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

We believe our comprehensive software stack and solutions have advantages that others cannot offer. Our end-to-end solutions, including customized YuMe SDKs, first party data collection and data-science capabilities, a brand-centric video advertising platform and a consultative sales force, combine to make each component more valuable. Our PQI enables digital media properties to optimize their inventory to deliver brand value.

Our solutions:

Aggregate large fragmented audiences - Through our embedded YuMe SDKs, we aggregate millions of digital video viewers on over 2,800 digital media properties, across personal computers, smartphones, tablets, Internet-connected TVs and other devices. The YuMe SDKs, which are customized for individual devices, allow us to deliver relevant and distinct video ad experiences to different devices and audiences, while simultaneously collecting device, content and audience-specific data on the brand performance of those ad placements.

Reach brand-receptive audiences at scale - Our Audience Amplifier tool applies machine-learning technology to first party data that we collect from the YuMe SDKs, in order to identify viewers within our aggregated audience who we expect to be receptive to specific brand messages. We refer to these viewers as brand-receptive audiences. We use characteristics of these audiences to identify additional viewers that may deliver similar or better brand receptivity.

Deliver targeted ads in valuable brand contexts - Our contextual targeting capabilities are designed to ensure that brand advertisements are delivered in the relevant context alongside high-quality content. At the core of our contextual targeting technology is our PQI, an extensible set of scoring and targeting algorithms that use data collected by our YuMe SDKs to optimize all aspects of video advertising.

Help digital media property owners capture brand dollars - Digital media property owners who use our YuMe for Publishers platform (“YFP”), get a comprehensive system for creating, managing, monetizing and measuring cross-platform digital video brand advertising inventory. Using YFP, digital media property owners monitor, in real-time, how their content is valued, how it performs for brand advertising buyers and how much revenue they have generated based on that performance.

Measure and optimize campaigns based on brand metrics - Our YuMe SDKs enable us to collect first party campaign data, such as player size and completion rate, and to survey viewers for information about factors such as message recall and brand favorability.

Deliver impactful device-specific ads - Our YuMe SDKs and video advertisements are customized for every digital device, so we can utilize specific characteristics of each device to deliver new and impactful video ads.

Augment TV advertising spend - When deployed as part of an integrated digital video and TV campaign, our solutions enable broader reach and better results than TV campaigns alone.

The YuMe Platform

The YuMe Platform is the set of products and technologies used to find brand-relevant audiences and deliver impactful video advertisements. It is comprised of our core technologies as well as our products used by advertisers and digital media property owners.

Our Core Technologies

The YuMe Audience Aware Software Development Kits - The YuMe SDKs consist of software that is embedded by digital media property owners as part of websites and applications residing on personal computers, smartphones, tablets, Internet-connected TVs and other devices, along with a related set of implementation tools. Our YuMe SDKs solve the problem of addressing a fragmented audience as they are customized for each device type based on the specific hardware, software and viewing capabilities of the device. They enable delivery of video ads, customized interactive ads and rich experiences built on video, interactivity and web elements. Our YuMe SDKs collect relevant data needed to drive our advanced audience targeting and ad placement algorithms.

Key capabilities of our YuMe SDKs include:

•	Broad support for multiple devices, as well as related operating systems, video players and plug-ins;
•	Support of industry-standard interface definitions such as IAB’s Video Player Ad-servicing Interface Definition and its Mobile Rich Media Ad Interface Definitions;

•	Campaign performance surveys;

•	Data about viewership, video placement, completion rate, brand safety such as viewability and traffic quality and other screen-level insights; and

•	Delivery of a large selection of video ad units, including customized and interactive advertising units.

The data collected through our YuMe SDKs, including 30 or more variables per ad placement, feed into our PQI and Audience Amplifier technologies to form the core of our data-science capabilities.

The YuMe Placement Quality Index (PQI) - YuMe's PQI is an extensible set of scoring and targeting algorithms that use data collected by our YuMe SDKs to optimize video advertising, targeting and performance across digital media properties. The algorithms continually analyze data from the YuMe SDKs, such as viewership, video completion rate, player size, player location, content relevancy, and campaign objectives. Our PQI is easily extensible to include other measures as we determine their relevancy. First party data collected directly by YuMe, second party data, such as publisher registration data, and third party data, such as anonymized cookie-based data licensed from data providers, can be used together or separately to inform the PQI algorithms. Based on the results of PQI calculations, we deliver the right ad to the right audience at the right time.

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

Audience Amplifier - Audience Amplifier is our data-driven audience measurement, modeling and segmentation engine that delivers relevant addressable audiences at scale. Audience Amplifier is a cross-platform predictive planning tool that finds addressable brand-receptive audiences across a large and highly fragmented ecosystem. While not cookie dependent, Audience Amplifier integrates learning and data from various sources including PQI, our YuMe SDKs, our opt-in audience surveys, and second and third party data to model the largest cross-platform brand-receptive audience that meets specific advertiser objectives. Our platform delivers PQI targeted ad campaigns, measures effectiveness based on data supplied by the YuMe SDKs and feeds that effectiveness data to Audience Amplifier, which in turn optimizes the audience targeting model for those campaigns. Audience Amplifier correlates campaign performance with PQI information to create additional audience models. The Audience Amplifier audience segments and models are then used post-campaign to improve YuMe's overall campaign planning and sales strategy. Advertisers benefit from this feedback loop by getting new audience models and more relevant information on the potential size and quality of audience they can reach, driving further adoption.

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

Our Customers

Our customer base consists primarily of large brand advertisers and the advertising agencies that represent them. In the twelve months ended December 31, 2014, we had 880 customers, including 79 of the AdAge 100. Brand advertisers represented by an advertising agency within the Omnicom Media Group Holdings Inc. (“OMG”) corporate structure, accounted for approximately 21%, 19% and 8% of our revenues in 2012, 2013 and 2014, respectively. To reach our advertising customers, we work closely with advertising agencies that build and manage advertiser strategies and tactics.

Sales and customer support are handled through a number of channels:

•	Full-service sales team: Our global sales team creates deep and consultative relationships with our brand and agency customers that result in highly iterative campaign planning.
•

Ad specialists:  We also employ an overlay sales team that has specific and deep knowledge of particular industry and geographic or device verticals. Our full-service sales team often partners with ad specialists or groups of ad specialists to construct complex, multi-platform and multi-objective ad campaigns.

•

Product managers:  As we innovate, developing increasingly effective and relevant solutions, our product management team often works in conjunction with our customers to identify key requirements and explain in depth the workings of the YuMe Platform and Audience Amplifier technologies.

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

We seek to identify owners of digital media properties featuring professionally-produced digital video content and applications that, individually or collectively, have the audience scale, composition and accessibility across Internet-connected devices to achieve the brand objectives of our brand advertisers. We review a variety of criteria to determine the quality of the advertising inventory and its appropriateness for brand advertising, including video content, video context, the platforms on which video content can be accessed, the characteristics of the viewing audience, the targeting attributes that can be obtained from the digital media property in real-time and the volume of available video streams and impressions.

We reach these digital media property owners through a variety of methods, including outreach by a dedicated business development team, marketing events at trade shows and conferences where digital media property owners may attend, training and “teach-ins” on the YuMe platform.

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

Research and Development

As of December 31, 2014, we had a total of 91 employees engaged in research and development functions, of which 77 were located in our Chennai and Pune, India offices. We believe that our ten-year operating history and our ability to attract and retain the large pool of engineering talent available in India help us to scale our business cost-effectively.

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

In the United States, we have seven patents issued, 18 non-provisional patent applications pending and one provisional patent application pending. We also have 34 foreign patent applications pending. The issued patents expire between the years 2026 and 2029. We expect to apply for additional patents to protect our intellectual property both in the United States and internationally.

“YuMe,” the YuMe Y TV logo, “Audience Amplifier,” “Audience-Aware SDK,” “Crowd Science,” “Placement Quality Index,” “PQI,” “The Programmatic Branding Solution,” “The Science Behind Influence” and our other logos or product names are our registered or common law trademarks in the United States and certain other countries. Other trademarks and trade names referred to in this Annual Report are the property of their respective owners.

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

In addition, digital media solutions are generally not restricted by geographic boundaries, and our solutions reach devices throughout the world. We currently transact business in Europe, Latin America and Asia and, as a result, some of our activities may also be subject to the laws of foreign jurisdictions. In particular, European data protection laws can be more restrictive regarding the collection and use of data than those in U.S. jurisdictions. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

Employees

As of December 31, 2014, we had 531 employees, of which 94 were primarily engaged in the delivery of video advertising campaigns, which we account for as a cost of revenue, 269 were primarily engaged in sales and marketing, 91 were engaged in research and development and 77 were primarily engaged in general and administrative functions. Of these employees, 288 are located in the United States, 183 are located in India and 60 are located in other foreign jurisdictions, primarily Europe. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Facilities

Our corporate headquarters is located in Redwood City, California and consists of approximately 26,900 square feet of office space pursuant to lease agreements that expire between August 2016 and April 2018. Our headquarters accommodates our principal sales, marketing, customer support and administrative activities. We occupy office space in Chennai, India consisting of 15,744 square feet under a lease that expires in July 2016. We also occupy office space in Pune, India under a lease that expires in October 2019. Our facilities in India are used primarily for operations support, professional services, customer support, and software development. We also maintain U.S. sales offices in Atlanta, Boston, Chicago, Los Angeles, New York and international sales offices in Hamburg, Germany; London, U.K.; Madrid, Spain; Mexico City, Mexico; Paris, France; Beijing and Shanghai, China; and Stockholm, Sweden. We do not own any real property.

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

We incurred a net loss of $8.7 million in 2014. We had net income of $0.3 million and $6.3 million in 2013 and 2012, respectively. We had an accumulated deficit of $30.4 million as of December 31, 2014. In 2014, we did not generate sufficient revenue to offset operating expenses, which may occur in future periods as well. Although our revenue has increased in recent periods, it is likely that we will not be able to maintain this rate of revenue growth as a result of a variety of factors, including increased competition and the maturation of our business, and we cannot assure you that our revenue will continue to grow or will not decline. We expect to invest heavily in our operations to support anticipated future growth; as a result, our operating expenses will increase substantially and to be profitable we will need to increase our revenue sufficiently to offset these higher expenses. You should not consider our historical revenue growth or operating expenses as indicative of our future performance. If our revenue growth rate declines or our operating expenses exceed expectations, our financial performance will be adversely affected. Further, if our future growth and operating performance fail to meet investor or analyst expectations, it could have a materially negative effect on our stock price.

Our rapidly evolving industry makes it difficult to evaluate our business and prospects and may increase your investment risk.

We commenced operations in 2004 and, as a result, we have only a limited operating history upon which you can evaluate our business and prospects in a rapidly evolving industry. Although we have experienced revenue growth in recent periods, it is likely that we will not be able to sustain this growth. Because the digital video advertising industry is relatively new, we will encounter risks and difficulties frequently encountered by early-stage companies in rapidly evolving industries, including the need to:

•	Maintain our reputation and build trust with advertisers and digital media property owners;

•	Offer competitive pricing to advertisers (including periodic discounting) and digital media properties;

•	Maintain and expand our advertising inventory;

•	Deliver advertising results that are superior to those that advertisers or digital media property owners could achieve through the use of competing providers or technologies;

•	Continue to develop, launch and upgrade the technologies that enable us to provide our solutions;

•	Respond to evolving government regulations relating to the Internet, telecommunications, mobile, privacy, marketing and advertising aspects of our business;

•	Identify, attract, retain and motivate qualified personnel; and

•	Manage expanding operations, including our international expansion.

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

As a result of these and other factors, our operating results may fall below the expectations of market analysts and investors in future periods. If this happens, even temporarily, the market price of our common stock may fall.

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

We depend on a single advertising agency customer and a single advertiser for a substantial portion of our revenue, and a continued reduction in digital advertising purchased by that customer or advertiser could significantly reduce our revenue.

Brand advertisers represented by an advertising agency within the OMG corporate structure accounted for approximately 8% of our revenue in the year ended December 31, 2014, and accounted for approximately 19% and 21% of our revenues in the years ended December 31, 2013 and 2012, respectively. A significant reduction for any reason in our revenue from digital advertising purchased by OMG or one or more brand advertisers that it represents could materially harm our financial condition and results of operations.

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

Nearly all of our revenue comes from executing brand advertising campaigns for advertising agencies that purchase our solutions on behalf of their advertiser clients. Advertising agencies are instrumental in assisting brand owners to plan and purchase advertising, and each advertising agency will allocate advertising spend from brands across numerous channels. We do not have exclusive relationships with advertising agencies and we depend on agencies to work with us as they embark on marketing campaigns for brands. While in some cases we are invited by advertising agencies to present directly to their advertiser clients or otherwise have developed a relationship directly with an advertiser, we nevertheless depend on advertising agencies to present to their advertiser clients the merits of our digital video advertising solutions. Inaccurate descriptions of our digital video advertising solutions by advertising agencies, over which we have no control, negative recommendations to use our service offerings or failure to mention our solutions at all could hurt our business. In addition, if an advertising agency is dissatisfied with our solutions on a particular marketing campaign or generally, we risk losing the business of the advertiser for whom the campaign was run and of other advertisers represented by that agency. With advertising agencies acting as intermediaries for multiple brands, our customer base is more concentrated than might be reflected by the number of brand advertisers for which we conduct marketing campaigns. Since many advertising agencies are affiliated with other agencies in a larger corporate structure, if we fail to maintain good relations with one agency in such an organization, we may lose business from the affiliated agencies as well.

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

The digital video advertising market is highly competitive, with many companies providing competing solutions. We compete with Hulu and Google (YouTube and DoubleClick) as well as many ad exchanges, demand side advertiser platforms and ad networks. We also face competition from direct response (search-based) advertisers who seek to target brands. Many of our competitors are significantly larger than we are and have more capital to invest in their businesses. Our competitors may establish or strengthen cooperative relationships with digital media property partners and brand advertisers, or other parties, that limit our ability to promote our solutions and generate revenue. For example, if our brand advertiser customers adopt demand-side advertiser platforms, they may disrupt our direct client relationship with those customers. Competitors could also seek to gain market share by reducing the prices they charge to advertisers, introducing products and solutions that are similar to ours or introducing new technology tools for advertisers and digital media properties. Moreover, increased competition for video advertising inventory from digital media properties could result in an increase in the portion of advertiser revenue that we must pay to digital media property owners to acquire that advertising inventory.

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

Our business relies on our ability to deliver successful and effective video advertising campaigns. Some of those campaigns may experience fraudulent and other invalid impressions, clicks or conversions that advertisers may perceive as undesirable, such as non-human traffic generated by machines that are designed to simulate human users and artificially inflate user traffic on websites. These activities could overstate the performance of any given video advertising campaign and could harm our reputation. It may be difficult for us to detect fraudulent or malicious activity because we do not own content and rely in part on our digital media properties to control such activity. While we routinely review the campaign performance on our digital media properties’ websites, such reviews may not detect or prevent fraudulent or malicious activity. If we fail to detect or prevent fraudulent or other malicious activity, the affected advertisers may experience or perceive a reduced return on their investment and our reputation may be harmed. High levels of fraudulent or malicious activity could lead to dissatisfaction with our solutions, refusals to pay, refund or future credit demands or withdrawal of future business. Further, if we are unable to detect fraudulent or other malicious activities and advertisers demand completely fraud-free inventory, our supply could fall drastically, making it impossible to sustain our current business model. If we fail to detect fraudulent or other malicious activities that impact the performance of our brand advertising campaigns, we could harm our reputation with our advertisers or agencies and our revenue and business would suffer.

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

The market for digital video advertising solutions is characterized by rapid technological change, evolving industry standards and frequent new product and service introductions. To keep pace with technological developments, satisfy increasing advertiser and digital media property requirements, maintain the attractiveness and competitiveness of our advertising solutions and ensure compatibility with evolving industry standards and protocols, we will need to anticipate and respond to varying product lifecycles, regularly enhance our current advertising solutions and develop and introduce new solutions and functionality on a timely basis. This requires significant investment of financial and other resources. For example, we are required to invest significant resources into integrating our solutions with multiple forms of Internet-connected devices in order to maintain a comprehensive advertising platform. We have periodically experienced difficulty integrating with some digital media properties. We may continue to experience similar difficulties and these difficulties will consume financial, engineering and managerial resources and we may not have the financial resources to make investments across all new forms of Internet-connected devices in the future. Additionally, Internet-connected TV is a relatively new market opportunity, from which we have realized only limited revenue, that requires us to apply financial, development, engineering and managerial resources to ensure that our advertising solutions remain compatible with the technological and market developments. Similarly, advertising exchanges and other technological developments may displace us or introduce an additional intermediate layer between us and our advertising customers and digital media properties that could impair our relationships with those customers. Our inability, for technological, business or other reasons, to enhance, develop, introduce and deliver compelling advertising solutions in response to changing market conditions and technologies or evolving expectations of advertisers, digital media properties or consumers of digital video advertising could hurt our ability to grow our business and could result in our advertising solutions becoming obsolete.

Digital video advertising is shifting, in part, to programmatic buying and real-time bidding (“RTB”) systems. Programmatic buying is the automated purchase of digital advertising inventory through a combination of machine-based transactions, data and algorithms. RTB, a subset of programmatic buying, is the real-time purchase and sale of advertising inventory on an impression-by-impression basis on advertising exchanges. Programmatic buying and RTB are emerging and growing trends in the buying and selling of digital advertising inventory. The recognition by advertisers that an increased use of programmatic buying and RTB systems may constitute an effective way to achieve their campaign goals and cost savings, and the recognition by digital media property owners that they may achieve greater returns from an increased use of programmatic buying and RTB systems is challenging to our traditional pricing model. There can be no assurance that such trends, or the acceleration of such trends, will not erode our revenue. In 2014, we introduced Video Reach, our first generation demand-side programmatic buying solution which had limited revenue impact. We have continued to invest resources in expanding our programmatic products and intend to offer a full end-to-end video-based programmatic solution in 2015. We may be unable to successfully sell, integrate or maintain this solution and there can be no assurance that our advertising customers or our network of digital media property owners will embrace or adopt our programmatic solution.

Due to our significant level of international operations, including our development and ad operations work conducted in India, we are subject to international operational, financial, legal and political risks that could harm our operating results.

Most of our research and development and ad operations work is conducted in India, where we have a significant presence. In addition, we have operations in Europe, Latin America and China, and may continue to expand our international operations into other countries. We expect to continue to rely on significant cost savings obtained by concentrating our research and development and ad operations work in India, rather than in the San Francisco Bay Area. However, the rate of wage inflation has historically been higher in India than in the United States, and we may not be able to maintain these cost savings in the future. If the cost of development and engineering work in India were to significantly increase or the labor environment in India were to change unfavorably, we would no longer be able to rely on these cost savings or may need to move our development, engineering and ad operations work elsewhere. Accordingly, if we are unable to rely on these significant cost savings, we would lose a competitive advantage, we may not be able to sustain our growth and our profits may decline.

Other risks associated with our international operations include:

•

The difficulty of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations, particularly labor, environmental, data privacy and other laws and regulations that govern our operations in those countries;

•	The challenge of managing a development team in geographically disparate locations;

•	Potential customer perceptions about receiving ad operations support services from India, where our ad operations team is based;

•	Legal uncertainties regarding foreign taxes, tariffs, quotas, export controls, export licenses, import controls and other trade barriers;

•	Economic and political instability and high levels of wage inflation;

•	Changes or volatility in currency exchange rates, especially the Euro and British pound sterling, which are the functional currencies for most of our European operations;

•	Potentially adverse tax consequences;

•	Legal requirements for transfer, processing and use of data generated through our operations in foreign countries;

•	Weaker intellectual property protection in some countries; and

•	Difficulties and costs in recruiting and retaining talented and capable individuals in foreign countries.

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

The success of our business model depends on our ability to deliver digital video advertisements to consumers on a wide variety of Internet-connected devices. We believe that digital video advertising is most successful when targeted primarily through analysis of data. This data might include a device's location or data collected when device users view an ad or video or when they click on or otherwise engage with an ad, or it could include demographic or other data about users' interests or activities that is licensed in or acquired from third parties. Users may elect not to allow data sharing for targeted advertising for many reasons, such as privacy concerns, or to avoid usage charges based on the amount or type of data consumed on the device. Users may opt out of interest-based advertising by YuMe through the opt-out feature on YuMe's website or the Network Advertising Initiative's consumer choices website or other opt-out features that may be developed. In addition, Internet-connected devices and operating systems controlled by third parties increasingly contain features that allow device users to disable functionality that allows for the delivery of ads on their devices. Device and browser manufacturers may include or expand these features as part of their standard device specifications. For example, when Apple announced that UDID, a standard device identifier used in some applications, was being superseded and would no longer be supported application developers were required to update their apps to utilize alternative device identifiers such as universally unique identifier, or, more recently, identifier-for-Advertising, which simplify the process for Apple users to opt out of behavioral targeting. In addition, many advertising companies may participate in self-regulatory programs, such as the Network Advertising Initiative or Digital Advertising Alliance, through which they agree to offer users the ability to opt out of behavioral advertising. If users elect to utilize the opt-out mechanisms in greater numbers, our ability to deliver effective advertising campaigns on behalf of our advertisers would suffer, which could hurt our ability to generate revenue and become profitable.

Our business depends on our ability to collect and use data to deliver ads, and to disclose data relating to the performance of our ads, and any limitation on these practices could significantly diminish the value of our solutions and cause us to lose customers and revenue.

When we deliver an ad to an Internet-connected device, we are able to collect information about the placement of the ad and the interaction of the device user with the ad, such as whether the user visited a landing page or watched a video. We are also able to collect information about the user's IP address, device, mobile location and some demographic characteristics. We may also contract with one or more third parties to obtain additional pseudonymous information about the device user who is viewing a particular ad, including information about the user's interests. As we collect and aggregate this data provided by billions of ad impressions, we analyze it in order to optimize the placement and scheduling of ads across the advertising inventory provided to us by digital media properties.

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

There have been announcements and reports that prominent advertising platforms plan on replacing cookies with alternative web tracking technologies. These alternative mechanisms have not been described in technical detail, and have not been announced with any specific stated time line. It is possible that these companies may rely on proprietary algorithms or statistical methods to track web users without the deployment of cookies, or may utilize log-in credentials entered by users into other web properties owned by these companies, such as their digital email services, to track web usage without deploying third party cookies. Alternatively, such companies may build alternative and potentially proprietary user tracking methods into their widely-used web browsers.

If and to the extent that cookies are replaced by proprietary alternatives, continued attempts by us to use cookie-based methods may face negative consumer sentiment, reduce our market share, or otherwise place us at a competitive disadvantage. If cookies are replaced, in whole or in part, by proprietary alternatives, we may be obliged to license proprietary tracking mechanisms and data from companies that have developed them, which also compete with us as advertising networks, and we may not be able to obtain such licenses on economically favorable terms. If such proprietary web-tracking standards are owned by companies that compete with us, they may be unwilling to make that technology available to us.

Our business practices with respect to data could give rise to liabilities, restrictions on our business or reputational harm as a result of evolving governmental regulation, legal requirements or industry standards relating to consumer privacy and data protection.

In the course of providing our solutions, we collect, transmit and store information related to and seeking to correlate Internet-connected devices, user activity and the ads we place. Federal, state and international laws and regulations govern the collection, use, processing, retention, sharing and security of data that we collect across our advertising solutions. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data collection, processing use and disclosure. However, the applicability of specific laws may be unclear in some cases and domestic and foreign government regulation and enforcement of data practices and data tracking technologies is expansive, not clearly defined and rapidly evolving. In addition, it is possible that these requirements may be interpreted and applied in a manner that is new or inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any actual or perceived failure by us to comply with U.S. federal, state or international laws, including laws and regulations regulating privacy, data, security or consumer protection, or disclosure or unauthorized access by third parties to this information, could result in proceedings or actions against us by governmental entities, competitors, private parties or others. Any proceedings or actions against us alleging violations of consumer protection laws or asserting privacy-related theories could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, adversely affect the demand for our solutions and ultimately result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless our customers from the costs or consequences of litigation resulting from using our solutions or from the disclosure of confidential information, which could damage our reputation among our current and potential customers, require significant expenditures of capital and other resources and cause us to lose business and revenue.

The regulatory framework for privacy issues is evolving worldwide, and various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices, including some directed at the digital advertising industry in particular. It is possible that new laws and regulations will be adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that would affect our business, particularly with regard to collection or use of data to target ads and communication with consumers and the international transfer of data from Europe to the U.S. The U.S. government, including the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for greater regulation of the collection of consumer information, including regulation aimed at restricting some targeted advertising practices.

The Federal Trade Commission has also adopted revisions to the Children's Online Privacy Protection Act (“COPPA”) that expand liability for the collection of information by operators of websites and other electronic solutions that are directed to children. Questions exist as to how regulators and courts may interpret the scope and circumstances for potential liability under COPPA, and the Federal Trade Commission continues to provide guidance and clarification as to its 2013 revisions of COPPA. FTC guidance or enforcement precedent may make it difficult or impractical for us to provide advertising on certain websites, services or applications. In addition, member states of the EU are in the process of reforming the EU's existing data protection legal framework, which may result in a greater compliance burden for us in the course of delivering ads in Europe. Complying with any new regulatory requirements could force us to incur substantial costs or require us to change our business practices in a manner that could reduce our revenue or compromise our ability to effectively pursue our growth strategy. Currently, in the EU, Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the “Cookie Directive,” directs EU member states to ensure that storing or accessing information on an Internet user’s device, such as through a cookie, is allowed only if the Internet user has given his or her consent. Because we lack a direct relationship with Internet users, we rely on our publishers, both practically and contractually, to obtain such consent. Some member states have adopted and implemented, and may continue to adopt and implement, legislation that negatively impacts the use of cookies for digital advertising. Some of these member states also require prior express user consent, as opposed to merely implied consent, to permit the placement and use of cookies. Where member states require prior express consent, our ability to deliver advertisements on certain websites or to certain users may be impaired.

While we have not collected data that is traditionally considered personal data, such as name, email address, physical address, phone numbers or social security numbers, we typically collect and store IP addresses, geo-location information, and device or other persistent identifiers that are or may be considered personal data in some jurisdictions or otherwise may be the subject of legislation or regulation. For example, some jurisdictions in the EU regard IP addresses as personal data, and certain regulators, like the California Attorney General’s Office, have advocated for including IP addresses, GPS-level geolocation data, and unique device identifiers as personal data under California law.

Evolving definitions of personal data, within the EU, the United States and elsewhere, especially relating to the classification of IP addresses, machine or device identifiers, geo-location data and other such information, may cause us to change our business practices, diminish the quality of our data and the value of our solution, and hamper our ability to expand our offerings into the EU or other jurisdictions outside of the United States. Our failure to comply with evolving interpretations of applicable laws and regulations, or to adequately protect personal data, could result in enforcement action against us or reputational harm, which could have a material adverse impact on our business, financial condition and results of operations.

In addition to compliance with government regulations, we voluntarily participate in trade associations and industry self-regulatory groups that promulgate best practices or codes of conduct addressing the provision of Internet advertising. We could be adversely affected by changes to these guidelines and codes in ways that are inconsistent with our practices or in conflict with the laws and regulations of U.S. or international regulatory authorities. For instance, new guidelines, codes, or interpretations, by self-regulatory organizations or government agencies, may require additional disclosures, or additional consumer consents, such as “opt-in” permissions to share, link or use data in certain ways. If we fail to abide by or are perceived as not operating in accordance with industry best practices or any industry guidelines or codes with regard to privacy, our reputation may suffer and we could lose relationships with advertisers and digital media properties.

We depend on digital media properties for advertising inventory to deliver our advertising customers' advertising campaigns, and any decline in the supply of advertising inventory from these digital media properties could hurt our business.

We depend on digital media properties to provide us with inventory within their sites and apps on which we deliver ads. Generally, the digital media property owners that supply their advertising inventory to us are not required to provide any minimum amounts of advertising inventory to us, nor are they contractually bound to provide us with a consistent supply of advertising inventory. The tools that we provide to digital media properties allow them to make decisions as to how to allocate advertising inventory among us and other advertising technology providers, some of which may be our competitors. An ad exchange, or other third party acting as an intermediary on behalf of digital media properties, could pressure us to increase the prices we pay to digital media property owners for that inventory, which may reduce our operating margins, or otherwise block our access to that inventory, without which we would be unable to deliver ads on behalf of our advertising customers.

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

Our ability to deliver successful advertising campaigns also depends on the continuing and uninterrupted performance of our own internal and third party managed systems, which we utilize to place ads, monitor the performance of advertising campaigns and manage our advertising inventory. Our revenue depends on the technological ability of our solutions to deliver ads and measure them. Sustained or repeated system failures that interrupt our ability to provide solutions to customers, including security breaches and other technological failures affecting our ability to deliver ads quickly and accurately and to collect and process data in connection with these ads, could significantly reduce the attractiveness of our solutions to advertisers, negatively impact operations and reduce our revenue. Our systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious human acts and natural disasters. In addition, any steps we take to increase the reliability and redundancy of our systems may be expensive and may not be successful in preventing system failures. Also, advertisers may perceive any technical disruption or failure in ad performance on digital media properties' platforms to be attributable to us, and our reputation could similarly suffer, or advertisers may seek to avoid payment or demand future credits for disruptions or failures, any of which could harm our business and results of operations. If we are unable to deliver successful advertising campaigns, our ability to attract potential advertisers and retain and expand business with existing advertisers could be harmed and our business, financial condition and operating results could be adversely affected.

The impact of worldwide economic conditions, including effects on advertising spending by brand advertisers, may adversely affect our business, operating results and financial condition.

Our financial performance is subject to worldwide economic conditions and their impact on advertising spending by brand advertisers, which may be disproportionately affected by economic downturns. Expenditures by advertisers generally tend to reflect overall economic conditions, and to the extent that worldwide economic conditions materially deteriorate or change, our existing and potential advertisers may reduce current or projected advertising budgets and the use of our advertising solutions. In particular, digital video advertising may be viewed by some of our existing and potential advertisers as a lower priority and could cause advertisers to reduce the amounts they spend on advertising, terminate their use of our digital video advertising solutions or default on their payment obligations to us, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. For example, a significant natural disaster, such as a tornado, earthquake, fire or flood, could have a material adverse effect on our business, results of operations and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our corporate offices and one of our data centers are located in California, a region known for earthquakes and one of our data centers is located in New Jersey, a region susceptible to hurricane activity. A significant amount of our development and ad operations work is located in Chennai, India, a region susceptible to tsunamis and typhoons. In addition, acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could cause disruptions in our or our advertisers' businesses or the economy as a whole. Our servers may also be vulnerable to computer viruses, break-ins, denial-of-service attacks and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting California, New Jersey or Chennai, India. As we rely heavily on our data centers, computer and communications systems and the Internet to conduct our business and provide high-quality customer service, such disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt our advertisers' businesses, which could have a material adverse effect on our business, results of operations and financial condition.

If we do not retain our senior management team and key employees, or attract additional sales and technology talent, we may not be able to sustain our growth or achieve our business objectives.

Periodically, we experience attrition in certain key management positions. Our future success is substantially dependent on the continued service of our senior management team. We do not maintain key-person insurance on any of these employees. Our future success also depends on our ability to continue to attract, retain and motivate highly skilled employees, particularly employees with technical skills that enable us to deliver effective advertising solutions and sales and customer support representatives with experience in digital video advertising and strong relationships with brand advertisers, agencies and digital media properties. Competition for these employees, and for sales personnel, in our industry is intense. Many of the companies with which we compete for experienced personnel also have greater resources than we have. Competition for qualified personnel is particularly intense in the San Francisco Bay Area, where our headquarters are located, and in Chennai, India, where our engineering and research and development resources are primarily located. As a result, we may be unable to attract or retain these management, technical, sales, marketing and customer support personnel that are critical to our success, resulting in harm to our key customer relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs. The loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and pursue our business goals.

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

We do not monitor or have the ability to control whether our advertising customers' advertising of their products and solutions complies with federal, state, local and foreign laws. Failure of our advertising customers to comply with federal, state, local or foreign laws or our policies could damage our reputation and expose us to liability under these laws. We may also be liable to third parties for content in the ads we deliver if the content involved violates copyrights, trademarks or other intellectual property rights of third parties or if the content is defamatory, unfair and deceptive, or otherwise in violation of applicable laws. A third party or regulatory authority may file a claim against us even if our advertising customer has represented that its ads are lawful and that they have the right to use any copyrights, trademarks or other intellectual property included in an ad. Any of these claims could be costly and time-consuming to defend and could also hurt our reputation within the advertising industry. Further, if we are exposed to legal liability, we could be required to pay substantial fines or penalties, redesign our business methods, discontinue some of our solutions or otherwise expend significant resources. Similarly, we do not monitor or have the ability to control whether digital media property owners with which we do business are in compliance with applicable laws and regulations, or intellectual property rights of others, and their failure to do so could expose us to legal liability. Third parties may claim that we should be liable to them for content on digital media properties if the content violates copyrights, trademarks or other intellectual property rights of third parties or if the content is defamatory, unfair and deceptive, or otherwise in violation of applicable laws or other brand protection measures.

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

Our technologies incorporate software licensed from third parties, including some software, known as open source software, which we use without charge. Although we monitor our use of open source software, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide our solutions to our customers. In the future, we could be required to seek licenses from third parties in order to continue offering our solutions, which licenses may not be available on terms that are acceptable to us, or at all. Alternatively, we may need to re-engineer our solutions or discontinue use of portions of the functionality provided by our solutions. In addition, the terms of open source software licenses may require us to provide software that we develop using this software to others on unfavorable license terms. Further, if a digital media property owner who embeds our software in their devices, video technologies, software and operating systems incorporates open source software into its software and our software is integrated with such open source software in the final product, we could, under some circumstances, be required to disclose the source code to our software. While we carefully monitor the use of all open source software and try to ensure that no open source software is used in such a way as to require us to disclose the source code to our software, such use could inadvertently occur. Our inability to use third party software or the requirement to disclose the source code to our software could result in disruptions to our business, or delays in the development of future offerings or enhancements of existing offerings, which could impair our business.

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

In the United States, we have seven patents issued, 18 non-provisional patent applications pending and one provisional patent application pending. We also have 34 foreign patent applications pending. There can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, or that these patents will not be challenged by third parties or found to be invalid or unenforceable. We have nine registered trademarks in the United States, 16 registered trademarks in foreign jurisdictions and are also pursuing the registration of additional trademarks and service marks in the United States and in locations outside the United States. Effective trade secret, copyright, trademark and patent protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming.

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

Prior to our initial public offering (“IPO”), we were a private company and were not required to test our internal controls on a systematic basis. In addition, we had limited accounting personnel and other resources with which to address our internal controls. As a public company we are required to evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with this Annual Report, to provide a management report on our internal control over financial reporting. This will require that we incur substantial additional internal costs to expand our accounting and finance functions; including costs associated with hiring additional accounting and administrative staff, and that we expend significant management efforts.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). As an emerging growth company we are not required to obtain auditor attestation of our reporting on internal control over financial reporting, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are not required to hold nonbinding advisory votes on executive compensation. We cannot predict whether investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal income tax purposes, including any limitations that may be imposed under Section 382 of the Internal Revenue Code as a result of our IPO. At December 31, 2014, we had federal net operating loss carryforwards of $9.5 million, which expire at various dates beginning in 2026. At December 31, 2014, we had state and local net operating loss carryforwards of $15.9 million, which expire beginning in 2016. Our gross state net operating loss carryforwards are separate from our federal net operating loss carryforwards and expire over various periods beginning in 2016, based on individual state tax law.

We periodically assess the likelihood that we will be able to recover our net deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, we concluded that a full valuation allowance against our net U.S. deferred tax assets should be applied as of December 31, 2014. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period this determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current tax provision. These events could have a material impact on our reported results of operations.

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

Our stock price has been and is likely to remain volatile. Since shares of our common stock were sold in our initial public offering in August 2013 at a price of $9.00 per share, our stock price has ranged from $4.20 to $12.08 through February 20, 2015. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

A sale of a substantial number of shares of our common stock in the public market could occur at any time. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

We had approximately 33.0 million shares of common stock outstanding as of December 31, 2014. Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

As of December 31, 2014, approximately 7.7 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans have been registered under registration statements on Form S-8 and, subject to grants, vesting arrangements and exercise of options and the restrictions of Rule 144 in the case of our affiliates, may become available for sale in the public market.

Additionally, the holders of an aggregate of approximately 13.0 million shares of common stock and 24,838 shares of common stock issuable upon the exercise of outstanding warrants, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in aggregate, beneficially own approximately 44% of our outstanding common stock. These persons, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

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

Our principal offices occupy approximately 26,900 square feet of leased office space in Redwood City, California pursuant to lease agreements that expire between August 2016 and April 2018. We also maintain offices in Chennai, India; Pune, India; New York, New York; Los Angeles, California; Atlanta, Georgia; Boston, Massachusetts; Chicago, Illinois; London, England; Paris, France; Hamburg, Germany; Madrid, Spain, Mexico City, Mexico; Stockholm, Sweden; Beijing, China and Shanghai, China. We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

Market Information for Common Stock

Our common stock has been listed on the New York Stock Exchange since August 7, 2013, under the symbol “YUME.” Prior to our initial public offering there was no public market for our common stock.

The following table sets forth for the indicated periods the high and low closing sales prices of our common stock as reported on the New York Stock Exchange.

	First Quarter 2014	Second Quarter 2014	Third Quarter 2014	Fourth Quarter 2014
High	$8.37	$7.33	$6.34	$5.53
Low	$6.39	$4.98	$4.85	$4.69

	Third Quarter 2013(1)	Fourth Quarter 2013
High	$11.64	$10.44
Low	$8.13	$6.26
(1)	Beginning on August 7, 2013

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock on August 7, 2013 (the date of our IPO) until December 31, 2014, with the comparative cumulative total return of such amount on (i) the NYSE Composite Index, (ii) the S&P Information Technology Index and (iii) the S&P Internet and Software and Services Index over the same period. We have not paid any cash dividends and, therefore, the cumulative total return calculation for YuMe is based solely upon stock price movement and not upon reinvestment of cash dividends. The graph assumes our closing sales price on August 7, 2013 of $9.00 per share as the initial value of our common stock.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	8/07/2013	9/30/2013	12/31/2013	3/31/2014	6/30/2014	9/30/2014	12/31/2014
YuMe, Inc.	$100.00	$117.78	$82.78	$81.22	$65.56	$55.56	$56.00
NYSE Composite	100.00	100.56	109.29	111.31	116.85	114.55	116.67
S&P Information Technology	100.00	102.34	115.92	118.56	126.28	132.30	139.24
S&P Internet Software & Services	100.00	102.21	123.09	124.17	128.37	136.64	131.22

The table and chart above assume $100.00 was invested in YuMe, Inc. on its IPO date, August 7, 2013, and in the indexes on July 31, 2013 and include the reinvestment of dividends.

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

Securities Authorized for Issuance under Equity Compensation Plan

The information concerning our equity compensation plan is incorporated by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2014.

Stockholders

As of February 20, 2015, there were 69 registered stockholders of record for our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Unregistered Sales of Equity Securities and Use of Proceeds

a) Sale of Unregistered Securities

None.

b) Use of Proceeds from Public Offering of Common Stock

There have been no material changes in our use of the proceeds from our initial public offering in August 2013.

c) Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data is derived from our audited consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Our historical results are not necessarily indicative of the results to be expected in the future. The selected consolidated financial data should be read together with Part II, Item 7: “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$177,779	$151,128	$116,744	$68,565	$51,872
Cost of revenue(1)	93,096	80,242	62,985	42,787	31,565
Gross Profit	84,683	70,886	53,759	25,778	20,307
Operating expenses:
Sales and marketing(1)	65,112	47,118	31,385	23,416	13,212
Research and development(1)	5,908	4,499	2,766	2,734	1,862
General and administrative(1)	21,736	17,992	12,466	10,596	5,263
Total operating expenses	92,756	69,609	46,617	36,746	20,337
Income (loss) from operations	(8,073)	1,277	7,142	(10,968)	(30)
Other income (expense), net:
Interest expense	(8)	(47)	(117)	(164)	(54)
Other income (expense), net	(888)	(239)	(147)	(19)	(171)
Total other expense, net	(896)	(286)	(264)	(183)	(225)
Income (loss) before income taxes	(8,969)	991	6,878	(11,151)	(255)
Income tax (expense) benefit	224	(670)	(612)	62	(111)
Net income (loss)	$(8,745)	$321	$6,266	$(11,089)	$(366)
Net income (loss) attributable to common stockholders	$(8,745)	$321	$89	$(11,089)	$(366)

Net income (loss) per share attributable to common stockholders:
Basic	$(0.27)	$0.02	$0.02	$(3.04)	$(0.11)
Diluted	$(0.27)	$0.02	$0.02	$(3.04)	$(0.11)
Weighted-average number of shares used in computing net income (loss) per share attributable to common stockholders:
Basic	32,591	15,752	4,716	3,650	3,260
Diluted	32,591	17,250	5,545	3,650	3,260

Other Financial Data:
Adjusted EBITDA(2)	$1,433	$8,975	$11,820	$(7,422)	$1,585

(1)	Stock-based compensation expense included in the consolidated statements of operations data above is as follows:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Cost of revenue	$342	$185	$128	$68	$14
Sales and marketing	2,776	1,806	1,215	981	554
Research and development	482	346	184	65	13
General and administrative	2,174	1,497	515	354	279
Total stock-based compensation	$5,774	$3,834	$2,042	$1,468	$860

(2)

We define adjusted EBITDA as net income (loss) plus income tax (expense) benefit, interest expense, depreciation and amortization, and stock based compensation. Please see “Adjusted EBITDA” below for more information and for the reconciliation of adjusted EBITDA to net income (loss), which is the most directly comparable financial measure calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

	Year Ended December 31,
	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$38,059	$42,626	$27,909	$19,023
Marketable securities (short- and long-term)	28,586	21,481	–	–
Property, equipment and software, net	10,407	6,610	5,551	5,227
Working capital	89,754	79,498	49,400	32,654
Total assets	155,042	145,387	90,614	58,814
Long-term debt, excluding current portion	–	–	–	177
Capital lease obligations, long-term	–	22	380	769
Convertible preferred stock	–	–	76,191	62,919
Total stockholders’ equity (deficit)	107,948	105,965	(15,329)	(24,444)

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

•

Adjusted EBITDA does not reflect: (i)changes in, or cash requirements for, our working capital needs; (ii)the potentially dilutive impact of equity-based compensation; or (iii)tax payments that may represent a reduction in cash available to us; and

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

Because of these and other limitations, you should consider adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net income or loss, and our other GAAP financial results. The following table presents a reconciliation of adjusted EBITDA to net income (loss) for each of the periods indicated:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Net income (loss)	$(8,745)	$321	$6,266	$(11,089)	$(366)
Adjustments:
Interest expense	8	47	117	164	54
Income tax expense (benefit)	(224)	670	612	(62)	111
Depreciation and amortization expense	4,620	4,103	2,783	2,097	926
Stock-based compensation expense	5,774	3,834	2,042	1,468	860
Total adjustments	10,178	8,654	5,554	3,667	1,951
Adjusted EBITDA	$1,433	$8,975	$11,820	$(7,422)	$1,585

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our consolidated financial condition and results of operations in conjunction with the consolidated financial statements and the related notes to the consolidated financial statements included later in this Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-K, particularly in Part I, Item 1A: “Risk Factors.”

Overview

YuMe is a leading independent provider of global audience technologies, curating relationships between brand advertisers and consumers of video content across a growing range of connected devices. Combining data-driven technologies with deep insight into audience behavior, YuMe offers brand advertisers end-to-end marketing software.

Our digital video advertising solutions are purpose-built for brand advertisers, advertising agencies, and digital media properties. Through a sophisticated platform of proprietary embedded software, data science and machine-learning algorithms, we deliver TV-scale video advertising campaigns to relevant, brand-receptive digital audiences. We aggregate these audiences across a wide range of Internet-connected devices by providing global digital media properties with software that monetizes their professionally produced content and applications with our advertising campaigns. Our industry leadership is reflected in our wide audience reach, large customer base, and scale in data derived from our large embedded software base.

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

For global digital media property owners that supply advertising inventory, we offer a platform enabling us to offer their inventory to advertising customers and deliver digital video ads to the audiences of those digital media property owners that are optimized for specific advertising customer needs. We access data from this software and we apply our data science capabilities to target those audiences that will be relevant to advertisers. In combination, these capabilities allow us to deliver ads to audiences that we expect to be receptive to specific brand messages, while driving better monetization for the digital media property owner.

We generate revenue by delivering digital video advertisements on Internet-connected devices. Our ads run when users choose to view video content on their devices. Advertising customers submit orders to us and we fulfill those orders by delivering their digital video advertisements to audiences available through digital media properties, a process that we refer to as an advertising campaign. We are typically paid on a CPM basis, of which we generally pay digital media properties a negotiated percentage. Our customers primarily consist of large global brands and their advertising agencies. In the twelve months ended December 31, 2014, we had 880 customers, including 79 of the top 100 U.S. advertisers as ranked by the AdAge 100, such as American Express, AT&T, GlaxoSmithKline, Home Depot and McDonald's.

The core of our business relies on our sophisticated platform that encompasses customized embedded software, advertising management, and data science capabilities. Our YuMe SDKs are embedded by our digital media property owners and collect dozens of data elements that we use for our advanced audience modeling algorithms, continuously improving our ability to optimize campaigns around key brand metrics. Our PQI inventory scoring system leverages YuMe SDKs and other data sources through algorithms to assess the quality of ad placements and optimize placements to maximize brand advertising results. Our Audience Amplifier machine-learning tool uses those brand results in its correlative data models to find audiences that we expect to be receptive to specific brand messages.

Over our ten-year operating history we have amassed a vast amount of data derived from our large software installed base of YuMe SDKs that are embedded in online and mobile websites and entertainment applications residing on millions of personal computers, smartphones, tablets, Internet-connected TVs and other devices. This allows us to deliver television-like ads, enhanced and customized for each specific device type, and collect valuable advertisement viewership data. We collect billions of data points each year from ad impressions we deliver. As we grow our audience and advertiser footprint, we are able to collect even more data, which in turn enables us to improve the efficacy of our targeting models, further improving the utility of our solutions and driving additional adoption.

In July 2013, our board of directors and stockholders approved an amendment to our then current amended and restated certificate of incorporation. The amendment provided for a 1-for-6 reverse stock split of the outstanding common stock, effective July 24, 2013. Accordingly, (i) every six shares of common stock were combined into one share of common stock, (ii) the number of shares of common stock into which each outstanding option or warrant to purchase common stock is exercisable, as the case may be, have been proportionately decreased on a 1-for-6 basis, (iii) the exercise price for each such outstanding option or warrant to purchase common stock has been proportionately increased on a 6-for-1 basis, and (iv) the conversion ratio for each share of preferred stock outstanding was proportionately reduced on a 1-for-6 basis. All of the share numbers, share prices, and exercise prices have been adjusted within our consolidated financial statements, on a retroactive basis, to reflect this 1-for-6 reverse stock split. We paid cash in lieu of any fractional shares to which a holder of common stock would otherwise be entitled as a result of the reverse stock split.

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

Acquisition Activity

In December 2012, we acquired Crowd Science, Inc., a U.S.-based audience targeting technology company, for approximately $1.1 million in cash and 2,000,000 shares of our Series D-1 preferred stock. We held back $49,000 in cash and 400,000 shares of our Series D-1 convertible preferred stock until the second anniversary of the closing date, for general representations and subject to the satisfaction of certain performance conditions. The performance conditions were not met in 2013. As such, we permanently withheld the contingent consideration. Our 1-for-6 reverse stock split in July 2013 and the conversion of preferred stock to common stock associated with our IPO in August 2013 resulted in the number of shares permanently held back by the Company to become 66,666 common stock shares. We account for the withheld shares as 66,666 shares of treasury stock.

Other Information

After the filing of our Current Report on Form 8-K dated February 18, 2015, in which we furnished our press release announcing financial results for the fourth quarter and full year ended December 31, 2014, revenue estimate information became available to us, as a result of which we reported amounts in this Annual Report on Form 10-K that differ from the information furnished in our February 18, 2015 press release. As a result of the new information, we reduced reported revenue for the three months and year ended December 31, 2014 by $355,000, reduced fourth quarter net income by $355,000 and both basic and diluted net income per share by $0.01 per share, and increased full year 2014 net loss by $355,000 and both basic and diluted net loss per share by $0.01 per share.

Results of Operations

The following tables set forth our results of operations for the years ended December 31, 2014, 2013 and 2012. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2014		2013		2012
Consolidated Statements of Operations Data:	(dollars in thousands)
Revenue	$177,779	100.0%	$151,128	100.0%	$116,744	100.0%
Cost of revenue(1)	93,096	52.4	80,242	53.1	62,985	54.0
Gross profit	84,683	47.6	70,886	46.9	53,759	46.0
Operating expenses:
Sales and marketing(1)	65,112	36.6	47,118	31.2	31,385	26.9
Research and development(1)	5,908	3.3	4,499	3.0	2,766	2.4
General and administrative(1)	21,736	12.2	17,992	11.9	12,466	10.7
Total operating expenses	92,756	52.2	69,609	46.1	46,617	40.0
Income (loss) from operations	(8,073)	(4.5)	1,277	0.8	7,142	6.0
Interest and other income (expense), net:
Interest expense	(8)	(0.0)	(47)	(0.0)	(117)	(0.1)
Other income (expense), net	(888)	(0.5)	(239)	(0.2)	(147)	(0.1)
Total interest and other income (expense), net	(896)	(0.5)	(286)	(0.2)	(264)	(0.2)
Income (loss) before income taxes	(8,969)	(5.0)	991	0.6	6,878	5.8
Income tax (expense) benefit	224	0.1	(670)	(0.4)	(612)	(0.5)
Net income (loss)	$(8,745)	(4.9)%	$321	0.2%	$6,266	5.3%

(1)	Stock-based compensation expense included in the consolidated statements of operations data above is as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cost of revenue	$342	$185	$128
Sales and marketing	2,776	1,806	1,215
Research and development(2)	482	346	184
General and administrative	2,174	1,497	515
Total stock-based compensation expense	$5,774	$3,834	$2,042

(2)

Excludes $360,000, $226,000 and $79,000 of stock-based compensation expense that was capitalized as part of internal-use software development costs for the years ended December 31, 2014, 2013 and 2012, respectively.

Revenue

We derive revenue principally from advertising solutions priced on a CPM basis and measured by the number of advertising impressions delivered on digital media properties. A substantial majority of our contracts with customers take the form of ad insertion orders placed by advertising agencies on behalf of their brand advertiser clients, which are typically one to three months in duration. Occasionally, we enter into longer term contracts with customers.

We count direct advertising customers in accordance with the following principles: (i) we count each advertiser, not the advertising agencies through which its ad insertion orders may be placed, as the customer; and (ii) entities that are part of the same corporate structure are counted as a single customer. We also generate other revenue from digital media property owners, including platform fees, professional service fees and ad serving fees and other revenue from intermediaries that have relationships with advertising agencies and advertisers. In calculating revenue per direct advertising customer, we exclude this other revenue.

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

	Year Ended December 31,	Change		Year Ended December 31,	Change		Year Ended December 31,
	2014	$	%	2013	$	%	2012
			(dollars in thousands)
Revenue	$177,779	$26,651	17.6%	$151,128	$34,384	29.5%	$116,744

For 2014, revenue increased $26.7 million, or 17.6%, compared to 2013. The increase was primarily due to an increase of $26.5 million in net advertising sales. The increase in net advertising sales was primarily driven by an increase in the number of advertising customers, including those located in international markets. We had 880 advertising customers in 2014, an increase of 51.7%, compared to 580 in 2013. The average revenue per advertising customer for 2014 was $198,000, a decrease of 22.4%, compared to $255,000 for 2013. The decrease in average revenue per advertising customer was primarily the result of the increase in the number of new advertising customers, particularly new international customers, which tend to start out deploying smaller digital video advertising budgets through our solutions. Our top 20 advertising customers for 2014 accounted for $63.3 million, or 35.6%, of our revenue, compared to $61.9 million, or 41.0%, of our revenue for 2013.

For 2013, revenue increased $34.4 million, or 29.5%, compared to 2012. The increase was primarily due to an increase of $32.7 million in net advertising sales and $1.8 million in platform sales. The increase in net advertising sales was primarily driven by an increase in the number of advertising customers, including those located in international markets in which we operate and others we recently entered. We had 580 advertising customers with average revenue of $255,000 per advertising customer in 2013 compared to 449 advertising customers with average revenue of $257,000 per advertising customer in 2012. The decrease in average revenue per advertising customer was primarily the result of the increase in number of new advertising customers, particularly new international customers, which tend to start out deploying smaller digital video advertising budgets through our solutions. Our top 20 advertising customers for 2013 accounted for $61.9 million, or 41.0%, of our revenue, compared to $58.6 million or 50.2% of our revenue for 2012.

Cost of Revenue and Gross Profit

Our cost of revenue primarily consists of costs incurred with digital media property owners, typically under revenue-sharing arrangements. We refer to these costs as traffic acquisition costs. Generally, we incur traffic acquisition costs in the period the advertising impressions are delivered. In limited circumstances, we incur costs based on minimum guaranteed impressions. Cost of revenue also includes ad delivery costs, such as labor and related costs, depreciation and amortization related to acquired technologies, internally developed software and data center assets, and Internet access costs. These expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized. We expect cost of revenues, including our traffic acquisition costs, to increase, but to remain relatively constant as a percentage of revenue in the near term.

	Year Ended December 31,	Change		Year Ended December 31,	Change		Year Ended December 31,
	2014	$	%	2013	$	%	2012
			(dollars in thousands)
Cost of revenue	$93,096	$12,854	16.0%	$80,242	$17,257	27.4%	$62,985
Gross profit amount	$84,683	$13,797	19.5%	$70,886	$17,127	31.9%	$53,759
Gross profit percentage	47.6%			46.9%			46.0%

For 2014, cost of revenue increased $12.9 million, or 16.0%, compared to 2013. The increase was primarily attributable to an increase of $11.5 million in traffic acquisition costs, third party service and delivery, and ad delivery costs as a result of the increase in revenue, and a $1.4 million increase in other costs of revenues. For 2014, cost of revenue, as a percentage of revenue, decreased 0.7% to 52.4% from 53.1% for 2013, primarily as a result of the increase in revenue and the benefit of certain economies of scale.

For 2013, cost of revenue increased $17.3 million, or 27.4%, compared to 2012. The increase was primarily attributable to an increase of $12.9 million in traffic acquisition costs due primarily to an increase in ad impressions delivered, as well as a $3.4 million increase in ad delivery costs. In addition, amortization expense increased $1.0 million related to amortization of acquired intangible assets in connection with our acquisition of Crowd Science in December 2012. Partially offsetting these increases was a decrease in other operating costs of $0.6 million primarily from lower equipment support and maintenance expenses. For 2013, cost of revenue, as a percentage of revenue, decreased 0.9% to 53.1% from 54.0% for 2012, primarily as a result of improved management of traffic acquisition costs.

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

	Year Ended December 31,	Change		Year Ended December 31,	Change		Year Ended December 31,
	2014	$	%	2013	$	%	2012
			(dollars in thousands)
Sales and marketing	$65,112	$17,994	38.2%	$47,118	$15,733	50.1%	$31,385
Percentage of revenue	36.6%			31.2%			26.9%

For 2014, sales and marketing expenses increased $18.0 million, or 38.2%, compared to 2013. The increase was primarily attributable to an increase of $16.1 million in employee compensation, benefits and other employee-related expenses, including stock-based compensation, primarily as a result of an increase in the number of employees as we expanded such organization domestically and internationally. Other sales and marketing expenses including advertising, promotions, tradeshows, sponsorships and consulting services, increased $1.9 million. For 2014, sales and marketing expenses, as a percentage of revenue, increased by 5.4% to 36.6% from 31.2% for 2013, primarily as a result of the increase in the number of sales and marketing employees.

For 2013, sales and marketing expenses increased $15.7 million, or 50.1%, compared to 2012. The increase was primarily attributable to an increase of $11.5 million in employee compensation, benefits and other employee-related expenses, including stock-based compensation, associated with an increase in sales and marketing employees as we expanded such organization domestically and internationally. Advertising-related and other sales and marketing expenses increased $3.7 million associated with the increase in revenue for 2013 compared to 2012. Additionally, depreciation and amortization increased by $0.5 million as a result of capital expenditures. For 2013, sales and marketing expenses, as a percentage of revenue, increased 4.3% to 31.2% from 26.9% for 2012, primarily as a result of the increase in sales and marketing employees and related expenses as we continued to expand our domestic and international sales force and increase market awareness of our solutions.

Research and Development

We engage in research and development efforts to create and enhance our existing, data-science capabilities and proprietary technologies. Our research and development expenses primarily consist of salaries, benefits and stock-based compensation for our engineers, product development and information technology personnel. Research and development expenses also include outside services and consulting, depreciation, facilities and other overhead costs. We capitalize a portion of our research and development costs attributable to internally developed software.

As of December 31, 2014, 2013 and 2012, we had 91, 89 and 82 research and development employees, respectively. As of December 31, 2014, 77 research and development employees were located in our Chennai and Pune, India offices. We expect our research and development expenses to increase as we continue to invest in the research and development of our products, and to increase as a percentage of revenue in the short term. We believe that our ten-year operating history and our ability to attract and retain the large pool of engineering talent available in India will help us expand our engineering resources and capabilities cost-effectively.

	Year Ended December 31,	Change		Year Ended December 31,	Change		Year Ended December 31,
	2014	$	%	2013	$	%	2012
			(dollars in thousands)
Research and development	$5,908	$1,409	31.3%	$4,499	$1,733	62.7%	$2,766
Percentage of revenue	3.3%			3.0%			2.4%

For 2014, research and development expenses increased $1.4 million, or 31.3%, compared to 2013. The increase was attributable to an increase of $0.7 million in employee compensation, benefits and other employee-related expenses, including stock-based compensation, as a result of an increase in the number of employees within our research and development organization as we expanded such organization, both domestically and internationally. Additionally, amortization and depreciation expense increased $0.7 million primarily related to purchases of computer equipment and software. For 2014, research and development expenses, as a percentage of revenue, increased by 0.3% to 3.3% from 3.0% for 2013, primarily as a result of the increase in research and development employee compensation, benefits and other employee-related expenses, including stock-based compensation

For 2013, research and development expenses increased $1.7 million, or 62.7%, compared to 2012. The increase was primarily attributable to an increase of $2.8 million in employee compensation, benefits and other employee-related expenses, including stock-based compensation, associated with an increase in research and development employees as we expanded such organization, both domestically and internationally. Partially offsetting this increase was a decrease of $1.1 million in other research and development costs, primarily related to capitalized software development costs. For 2013, research and development expenses, as a percentage of revenue, increased 0.6% to 3.0% in 2013 from 2.4% for 2012, primarily as a result of the increase in research and development employee compensation, benefits and other employee-related expenses, including stock-based compensation.

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

	Year Ended December 31,	Change		Year Ended December 31,	Change		Year Ended December 31,
	2014	$	%	2013	$	%	2012
			(dollars in thousands)
General and administrative	$21,736	$3,744	20.8%	$17,992	$5,526	44.3%	$12,466
Percentage of revenue	12.2%			11.9%			10.7%

For 2014, general and administrative expenses increased $3.7 million, or 20.8%, compared to 2013. The increase was primarily attributable to a $3.3 million increase in employee compensation, benefits and other employee-related expenses, including stock-based compensation, as a result of an increase in the number of employees within our general and administrative organization. Additionally, other departmental expenses, including voice and data communications and insurance expenses, increased $2.3 million associated with the increase in the number of employees and additional costs associated with operating as a public company. Partially offsetting this increase were decreases of $0.6 million in professional service fees and $1.2 million in consulting services primarily related to our initial public offering in August 2013. For 2014, general and administrative expenses, as a percentage of revenue, increased by 0.3% to 12.2% from 11.9% for 2013, primarily as a result of the increase in general and administrative employees and the associated increase in employee compensation, benefits and other employee-related expenses, including stock-based compensation.

For 2013, general and administrative expenses increased $5.5 million, or 44.3%, compared to 2012. The increase was primarily attributable to an increase of $3.5 million in employee compensation, benefits and other employee-related expenses, including stock-based compensation, associated with an increase in general and administrative employees hired in association with the growth in our business and operating as a public company. Additionally, other general and administrative expenses, primarily audit, tax and other expenses, increased $2.1 million as we invested in infrastructure to prepare for the growth of the business, and our August 2013 IPO. For 2013, general and administrative expenses as a percentage of revenue increased 1.2% to 11.9% from 10.7% for 2012, primarily as a result of the increase in general and administrative employees and professional services, and due to costs associated with preparing for our IPO in August 2013.

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

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2014	Change	2013	Change	2012
			(in thousands)
Interest income	$639	$580	$59	$58	$1
Interest expense	(8)	39	(47)	70	(117)
Transaction losses on foreign exchange	(1,027)	(907)	(120)	(86)	(34)
Change in fair value of warrants liability	-	125	(125)	(23)	(102)
Amortization and accretion of marketable securities	(503)	(454)	(49)	(49)	-
Other non-operating income (loss), net	3	7	(4)	8	(12)
Interest and other income (expense)	$(896)	$(610)	$(286)	$(22)	$(264)

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

For 2014, interest and other income (expense), net increased by $0.6 million, compared to 2013. The increase was primarily due to an increase of $0.9 million in foreign transaction exchange losses as a result of the strengthening of the U.S. dollar compared to the Euro and British pound sterling during 2014. Additionally, amortization and accretion expense on our marketable securities increased $0.5 million. Partially offsetting these increases in other expense was an increase in interest income on our marketable securities of $0.6 million in 2014 compared to 2013. We began investing our cash and cash equivalents in marketable securities during the fourth quarter of 2013.

For 2013, interest and other income (expense), net remained relatively flat compared to 2012. An increase in foreign exchange losses of $0.1 million was offset by an increase of $0.1 million in interest earned on our short- and long-term marketable securities.

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

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2014	Change	2013	Change	2012
			(in thousands)
Income tax (expense) benefit	$224	$894	$(670)	$(58)	$(612)

For 2014, income tax benefit was primarily related to the full-year net loss before income taxes of $8.6 million. Partially offsetting the federal and state tax benefit were taxes due in foreign jurisdictions. For 2013, income tax provision was primarily related to the full-year net income before income taxes of $1.0 million and due to federal alternative minimum tax, state taxes and taxes due in foreign jurisdictions. For 2012, income tax provision was primarily related to the full-year net income before income taxes of $6.9 million and due to federal alternative minimum tax, state taxes and taxes due in foreign jurisdictions.

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

	Years Ended December 31,
	2014	2013	2012
		(in thousands)
Net income (loss)	$(8,745)	$321	$6,266
Adjustments:
Interest expense	8	47	117
Income tax expense (benefit)	(224)	670	612
Depreciation and amortization expense	4,620	4,103	2,783
Stock-based compensation expense	5,774	3,834	2,042
Total Adjustments	10,178	8,654	5,554
Adjusted EBITDA	$1,433	$8,975	$11,820

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

The following tables present unaudited quarterly results for 2014 and 2013. These tables include all adjustments, consisting only of normal recurring adjustments, that we consider for the fair statement of our consolidated financial position and operating results for the quarters presented. Seasonality has caused, and is likely to continue to cause fluctuations in our quarterly results.

Selected summarized quarterly financial information for 2014 and 2013 is as follows (in thousands, except per share amounts):

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2014
Revenue	$57,108	$42,993	$40,386	$37,292
Gross profit	$27,547	$20,319	$19,709	$17,108
Net income (loss)	$1,912	$(3,028)	$(2,560)	$(5,069)
Net income (loss) per share attributable to common stock holders (a):
Basic	$0.06	$(0.09)	$(0.08)	$(0.16)
Diluted	$0.06	$(0.09)	$(0.08)	$(0.16)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2013
Revenue	$54,039	$36,157	$34,320	$26,612
Gross profit	$25,976	$17,189	$15,662	$12,059
Net income (loss)	$5,379	$(627)	$(1,093)	$(3,338)
Net income (loss) per share attributable to common stock holders (a):
Basic	$0.17	$(0.03)	$(0.23)	$(0.69)
Diluted	$0.16	$(0.03)	$(0.23)	$(0.69)

(a)

Basic and diluted net income (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities. As of December 31, 2014, we had $66.6 million in cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities as of December 31, 2014 are comprised of money market funds and corporate bonds. Cash held internationally as of December 31, 2014 totaled $1.6 million.

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

In November 2014, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to borrow up to a maximum of $25.0 million collateralized by the Company’s cash deposits, accounts receivable and equipment, as well as certain other assets. The Loan and Security Agreement requires the Company to comply with certain financial and reporting covenants, including maintaining an adjusted quick ratio of 1.4 to 1.0. Annual fees under the agreement total one quarter of 1.0% of the average unused balance of the credit line per annum. As of December 31, 2014, the Company had no borrowings outstanding under this credit line.

Our future capital requirements will depend on many factors, including our rate of revenue growth, the cost of maintaining and improving our technologies, and our operating expenses related to the development and marketing of our solutions. We believe that our existing cash, cash equivalents, and marketable securities balance will be sufficient to meet our anticipated cash requirements through at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under Part I, Item 1A: “Risk Factors” in this Annual Report on Form 10-K. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain needed additional funds, we will have to reduce our operating expenses, which would impair our growth prospects and could otherwise negatively impact our business.

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2014	2013	2012
Consolidated Statements of Cash Flows Data:	(in thousands)
Net cash provided by operating activities	$6,766	$463	$2,683
Net cash used in investing activities	$(15,509)	$(25,232)	$(3,599)
Net cash provided by financing activities	$4,234	$39,441	$9,871

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

We generated $6.8 million of cash from operating activities during 2014, primarily resulting from a net loss of $(8.7) million, as adjusted for non-cash charges related to:

•	Depreciation and amortization of $4.6 million;
•	Stock-based compensation of $5.8 million;
•	Bad debt expense of $1.2 million;
•	Amortization of premiums on marketable securities, net of $0.5 million; and
•	Deferred income taxes of $(0.3) million.

In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows:

•

$9.1 million from an increase in accounts payable, accrued digital media property owner costs and other accrued liabilities as a result of the growth of our business and the timing of payments to our vendors;

•

$(4.1) million from an increase in accounts receivable due to an increase in billings for advertising campaigns, especially during the fourth quarter ended December 31, 2014, as well as timing of payments from these advertising customers; and

•	$(1.1) million from an increase in prepaid expenses and other current assets primarily due to the timing of payments for rent, insurance and other operating costs.

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

•

$(17.9) million from an increase in accounts receivable due to an increase in billings for advertising campaigns, especially during the fourth quarter ended December 31, 2013, as well as timing of payments from these advertising customers; and

•	$(1.2) million from an increase in prepaid expenses and other current assets primarily due to the timing of payments for rent, insurance and other operating costs.

We generated $2.7 million of cash from operating activities during 2012, primarily resulting from net income of $6.3 million, as adjusted for non-cash charges related to:

•	Depreciation and amortization of $2.8 million;

•	Stock-based compensation of $2.0 million; and
•	Bad debt expense of $0.4 million.

In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows:

•	$9.0 million from an increase in accrued digital media property owner costs and other accrued liabilities as a result of the growth of our business;
•

$(16.5) million from an increase in accounts receivable due to an increase in billings for advertising campaigns, especially during the fourth quarter ended December 31, 2012, as well as timing of payments from these advertising customers; and

•	$(1.2) million from a decrease in accounts payable of due to the timing of payments to vendors.

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

We used $15.5 million of cash for investing activities during 2014, primarily as follows:

•	$7.6 million to purchase short- and long-term marketable securities, net of maturities and sales;
•	$5.9 million to purchase property, equipment and software; and
•	$2.0 million to develop software for internal use.

We used $25.2 million of cash for investing activities during 2013, primarily as follows:

•	$21.5 million to purchase short- and long-term marketable securities;
•	$2.0 million to purchase property, equipment and software; and
•	$1.8 million to develop software for internal use.

We used $3.6 million of cash for investing activities during 2012, primarily as follows:

•	$1.7 million to purchase property, equipment and software;
•	$0.8 million for business acquisitions, net of cash acquired;
•	$0.7 million to develop software for internal use; and
•	$0.3 million to segregate as restricted cash.

Financing Activities

Prior to our IPO, our financing activities consisted primarily of net proceeds from the issuance of convertible preferred stock, notes payable with a bank and the issuance of common stock related to the exercise of stock options. In our IPO, which closed on August 12, 2013, we issued and sold 5,125,000 shares of common stock at a price of $9.00 per share. Net proceeds were approximately $40.0 million, after deducting underwriting discounts and commissions of $3.2 million and offering expenses of $2.9 million.

We generated $4.2 million of cash from financing activities during 2014. We received $4.6 million of proceeds from the exercise of common stock options, partially offset by $0.3 million of repayments of borrowings under notes payable and capital leases.

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

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of December 31, 2014 and 2013.

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

Contractual Obligations

We lease various office facilities, including our corporate headquarters in Redwood City, California, under operating lease agreements that expire through August 2024. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. Rent expense under operating leases totaled $2.7 million, $2.2 million and $1.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

We also have capital lease obligations, and enter into agreements with digital media property owners that require the purchase of a minimum number of impressions on a monthly or quarterly basis. Our capital lease obligations mature at various dates through September 2015, while purchase commitments expire on various dates through December 2016.

Our future minimum payments under these arrangements as of December 31, 2014 are as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating lease obligations	$8,552	$2,324	$3,794	$1,366	$1,068
Capital lease obligations	42	42	—	—	—
Traffic acquisition costs and other purchase commitments	10,093	9,943	150	—	—
Total minimum payments	$18,687	$12,309	$3,944	$1,366	$1,068

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. The Company has determined its uncertain tax positions as of December 31, 2014 will not result in any additional taxes payable by the Company. As a result, no amounts are shown in the table above relating to the Company’s uncertain tax positions.

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

In the normal course of business, we act as a facilitator in executing transactions with third parties. The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether we are acting as the principal or an agent in the transaction. In determining whether we act as the principal or an agent, we follow the accounting guidance for principal-agent considerations. While none of the factors identified in this guidance is individually considered presumptive or determinative, because we are the primary obligor and are responsible for (i) identifying and contracting with third party advertisers, (ii) establishing the selling prices of the advertisements sold, (iii) performing all billing and collection activities including retaining credit risk and (iv) bearing sole responsibility for fulfillment of the advertising, we act as the principal in these arrangements and therefore reports revenue earned and costs incurred on a gross basis.

We generally recognize revenue based on delivery information from a combination of third party reporting and our proprietary campaign tracking systems. Revenue is attributed to the U.S. and individual foreign countries based on the employment location of the salesperson that facilitated the revenue generating transaction.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. We maintain a full valuation allowance to offset domestic net deferred tax assets due to the uncertainty of realizing future tax benefits from our net operating loss carry forwards and other deferred tax assets. Our valuation allowance as of December 31, 2014 was attributable to the uncertainty of realizing future tax benefits from U.S. net operating losses, foreign timing differences and other deferred tax assets.

As of December 31, 2014, we had U.S. federal net operating loss carry forwards of approximately $9.5 million, expiring beginning in 2026. As of December 31, 2014, we had U.S. state net operating loss carry forwards of approximately $15.9 million, expiring beginning in 2016. As of December 31, 2014 we had federal research and development tax credits of approximately $0.8 million, expiring beginning in 2026. As of December 31, 2014, we had state research and development tax credits of approximately $0.7 million, and other tax credits of $0.3 million, both of which carry forward indefinitely.

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

In July 2013, the FASB issued amended standards that provided explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance became effective on January 1, 2014 and should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The adoption of these amended standards did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2017. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company has not yet selected a transition method and is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

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

To provide a meaningful assessment of the interest rate risk within our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our portfolio. Based on investment positions as of December 31, 2014, a hypothetical 100 basis point increase in interest rates across all maturities in our portfolio would result in an immaterial incremental decline in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity. As such, we do not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. We do not enter into investments for trading or speculative purposes.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the British pound sterling and Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and intercompany balances that are denominated in currencies other than the U.S. dollar. In 2014, 2013 and 2012, foreign exchange transaction losses totaled $1.0 million, $0.1 million and $34,000, respectively. To the degree that our foreign revenues and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

YuMe, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock, convertible preferred stock and stockholders’ equity (deficit), and cash flows present fairly, in all material respects, the financial position of YuMe, Inc. and its subsidiaries (the “Company”) at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 10, 2015

YuMe, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31, 2014	As of December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$38,059	$42,626
Marketable securities	26,158	7,295
Accounts receivable, net	68,441	65,493
Prepaid expenses and other current assets	3,642	2,572
Total current assets	136,300	117,986
Marketable securities, long-term	2,428	14,186
Property, equipment and software, net	10,407	6,610
Goodwill	3,902	3,902
Intangible assets, net	1,329	2,049
Restricted cash	292	292
Deposits and other assets	384	362
Total assets	$155,042	$145,387
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,692	$7,722
Accrued digital media property owner costs	18,277	17,359
Accrued liabilities	16,338	12,734
Deferred revenue	198	314
Capital leases, current	41	359
Total current liabilities	46,546	38,488
Capital leases, non-current	-	22
Other long-term liabilities	117	139
Deferred tax liability	431	773
Total liabilities	47,094	39,422

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock: $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding as of December 31, 2014 and December 31, 2013	-	-
Common stock: $0.001 par value; 200,000,000 shares authorized as of December 31, 2014 and 2013; 33,066,327 and 31,933,862 shares issued and outstanding as of December 31, 2014 and 2013, respectively	33	32
Additional paid-in-capital	138,497	127,690
Treasury stock: 66,666 shares as of December 31, 2014 and 2013	-	-
Accumulated deficit	(30,422)	(21,677)
Accumulated other comprehensive loss	(160)	(80)
Total stockholders’ equity	107,948	105,965
Total liabilities and stockholders’ equity	$155,042	$145,387

See accompanying notes to consolidated financial statements.

YuMe, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Revenue	$177,779	$151,128	$116,744
Cost of revenue	93,096	80,242	62,985
Gross profit	84,683	70,886	53,759
Operating expenses:
Sales and marketing	65,112	47,118	31,385
Research and development	5,908	4,499	2,766
General and administrative	21,736	17,992	12,466
Total operating expenses	92,756	69,609	46,617
Income (loss) from operations	(8,073)	1,277	7,142
Interest and other income (expense)
Interest expense	(8)	(47)	(117)
Other income (expense), net	(888)	(239)	(147)
Total interest and other income (expense)	(896)	(286)	(264)
Income (loss) before income taxes	(8,969)	991	6,878
Income tax (expense) benefit	224	(670)	(612)
Net income (loss)	$(8,745)	$321	$6,266
Net income (loss) attributable to common stockholders	$(8,745)	$321	$89
Net income (loss) per share attributable to common stockholders:
Basic	$(0.27)	$0.02	$0.02
Diluted	$(0.27)	$0.02	$0.02
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	32,591	15,752	4,716
Diluted	32,591	17,250	5,545

See accompanying notes to consolidated financial statements.

YuMe, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2014	2013	2012
Net income (loss)	$(8,745)	$321	$6,266
Other comprehensive income (loss):
Foreign currency translation adjustments	(58)	45	(69)
Unrealized loss on marketable securities, net of tax	(22)	(7)	-
Other comprehensive income (loss)	(80)	38	(69)
Comprehensive income (loss)	$(8,825)	$359	$6,197

See accompanying notes to consolidated financial statements.

YuMe, Inc.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances at December 31, 2011	120,194,247	$62,919	3,895,558	$4	-	$-	$3,865	$(28,264)	$(49)	$(24,444)
Issuance of Series D-1 convertible preferred stock, net of issuance costs of $47	7,612,087	9,953	-	-	-	-	-	-	-	-
Issuance of Series D-1 convertible preferred stock upon acquisition of Crowd Science, Inc., net of issuance costs of $21	2,000,000	3,319	-	-	-	-	-	-	-	-
Issuance of common stock upon exercise of stock options	-	-	921,305	1	-	-	700	-	-	701
Income tax benefit from employee stock transactions	-	-	-	-	-	-	96	-	-	96
Stock-based compensation	-	-	-	-	-	-	2,121	-	-	2,121
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(69)	(69)
Net income	-	-	-	-	-	-	-	6,266	-	6,266
Balances at December 31, 2012	129,806,334	$76,191	4,816,863	$5	-	$-	$6,782	$(21,998)	$(118)	$(15,329)
Issuance of common stock upon exercise of stock options and warrants	-	-	215,960	-	-	-	282	-	-	282
Issuance of common stock upon the vesting of restricted stock units	-	-	2,168	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	4,060	-	-	4,060
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	45	45
Unrealized losses on marketable securities	-	-	-	-	-	-	-	-	(7)	(7)
Conversion of preferred stock to common stock	(129,806,334)	(76,191)	21,840,537	22	-	-	76,169	-	-	76,191
Conversion of preferred stock warrants to common stock warrants	-	-	-	-	-	-	426	-	-	426
Initial public offering, net of issuance costs	-	-	5,125,000	5	-	-	39,971	-	-	39,976
Treasury stock (Note 11)	-	-	(66,666)	-	66,666	-	-	-	-	-
Net income	-	-	-	-	-	-	-	321	-	321
Balances at December 31, 2013	-	$-	31,933,862	$32	66,666	$-	$127,690	$(21,677)	$(80)	$105,965
Issuance of common stock upon exercise of stock options	-	-	801,691	1	-	-	3,143	-	-	3,144
Issuance of common stock upon the vesting of restricted stock units	-	-	15,450	-	-	-	-	-	-	-
Issuance of common stock in connection with employee stock purchase plan	-	-	315,324	-	-	-	1,530	-	-	1,530
Stock-based compensation	-	-	-	-	-	-	6,134	-	-	6,134
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(58)	(58)
Unrealized losses on marketable securities	-	-	-	-	-	-	-	-	(22)	(22)
Net income	-	-	-	-	-	-	-	(8,745)	-	(8,745)
Balances at December 31, 2014	-	$-	33,066,327	$33	66,666	$-	$138,497	$(30,422)	$(160)	$107,948

See accompanying notes to consolidated financial statements.

YuMe, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2014	2013	2012
Operating activities:
Net income (loss)	$(8,745)	$321	$6,266
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,620	4,103	2,783
Stock-based compensation	5,774	3,834	2,042
Allowances for doubtful accounts receivable	1,154	493	393
Deferred income taxes	(340)	(189)	56
Excess income tax benefit from the exercise of stock options	-	-	(96)
Amortization of premiums on marketable securities, net	498	-	-
Change in fair value of preferred stock warrants	-	125	102
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(4,102)	(17,919)	(16,520)
Prepaid expenses and other current assets	(1,070)	(1,227)	(378)
Deposits and other assets	(22)	173	(62)
Accounts payable	4,515	447	(1,175)
Accrued digital media property owner costs	918	4,884	6,530
Accrued liabilities	3,704	5,671	2,486
Deferred revenue	(116)	(214)	212
Other liabilities	(22)	(39)	44
Net cash provided by operating activities	6,766	463	2,683
Investing activities:
Purchases of property and equipment	(5,888)	(1,992)	(1,716)
Capitalized software development costs	(1,996)	(1,752)	(747)
Purchases of marketable securities	(18,231)	(21,488)	-
Maturities of marketable securities	9,400	-	-
Sales of marketable securities	1,206	-	-
Acquisition, net of cash acquired	-	-	(844)
Change in restricted cash	-	-	(292)
Net cash used in investing activities	(15,509)	(25,232)	(3,599)
Financing activities:
Proceeds from initial public offering, net of offering costs	-	39,976	-
Net proceeds from the issuance of convertible preferred stock	-	-	9,953
Repayments of borrowings under notes payable	-	(185)	(344)
Repayments of borrowings under capital leases	(340)	(632)	(535)
Excess income tax benefit from the exercise of stock options	-	-	96
Proceeds from exercise of common stock options and warrants	4,574	282	701
Net cash provided by financing activities	4,234	39,441	9,871
Effect of exchange rate changes on cash and cash equivalents	(58)	45	(69)
Change in cash and cash equivalents	(4,567)	14,717	8,886
Cash and cash equivalents—Beginning of period	42,626	27,909	19,023
Cash and cash equivalents—End of period	$38,059	$42,626	$27,909
Supplemental disclosures of cash flow information:
Cash paid for interest	$9	$48	$117
Cash paid for income taxes	$930	$440	$85
Stock-based compensation capitalized for internal-use software	$360	$226	$79
Non-cash investing and financing activities:
Purchases of property and equipment under capital lease obligations	$-	$-	$187
Purchases of property and equipment recorded in accounts payable	$37	$582	$200
Deferred offering costs recorded in accounts payable and accrued liabilities	$-	$-	$156
Vesting of early exercised stock options	$100	$-	$-
Issuance of 2,000,000 shares of Series D-1 preferred stock for acquisition of Crowd Science, Inc.	$-	$-	$3,319

See accompanying notes to consolidated financial statements.

1.	Organization and Description of Business

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

In July 2013, the Company's board of directors and stockholders approved an amendment to the amended and restated certificate of incorporation. The amendment provided for a 1-for-6 reverse stock split of the outstanding common stock, effective July 24, 2013. Accordingly, (i) every six shares of common stock were combined into one share of common stock, (ii) the number of shares of common stock into which each outstanding option or warrant to purchase common stock is exercisable, as the case may be, have been proportionately decreased on a 1-for-6 basis, (iii) the exercise price for each such outstanding option or warrant to purchase common stock has been proportionately increased on a 6-for-1 basis, and (iv) the conversion ratio for each share of preferred stock outstanding was proportionately reduced on a 1-for-6 basis. All of the share numbers, share prices, and exercise prices have been adjusted within these financial statements, on a retroactive basis, to reflect this 1-for-6 reverse stock split. The Company paid cash in lieu of any fractional shares to which a holder of common stock would otherwise be entitled as a result of the reverse stock split.

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

Certain Significant Risks and Uncertainties

The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, the Company believes that changes in any of the following areas could have a significant negative effect on its future financial position, results of operations, or cash flows: rates of revenue growth; traffic to and pricing with the Company's network of digital media property owners; scaling and adaptation of existing technology and network infrastructure; adoption of the Company’s product and solution offerings; management of the Company's growth; new markets and international expansion; protection of the Company's brand, reputation and intellectual property; competition in the Company's markets; recruiting and retaining qualified employees and key personnel; intellectual property infringement and other claims; and changes in government regulation affecting the Company's business, among other things.

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

Foreign Currency Translation and Transactions

The consolidated financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency, except for India and France, which have U.S. dollar and British pound sterling functional currencies, respectively. Assets and liabilities of foreign subsidiaries are translated at exchange rates in effect as of the balance sheet date. Revenues and expenses are translated at average exchanges rates in effect during the period. Translation adjustments are recorded within accumulated other comprehensive loss, a separate component of stockholders' equity, on the consolidated balance sheets. Foreign exchange transaction gains and losses have not been material to the Company's consolidated financial statements for all periods presented.

Cash and Cash Equivalents

To date, the Company invests its excess cash in money market funds. The Company considers all highly liquid financial instruments purchased with original maturities of three months or less to be cash equivalents.

Marketable Securities

The Company began investing its cash and cash equivalents in marketable securities during the fourth quarter of 2013. Marketable securities are classified as available-for-sale and have consisted of highly liquid corporate bonds, commercial paper and certificates of deposits that comply with the Company’s minimum credit rating policy. Short-term marketable securities consist of investments with final maturities of at least three months from the date of purchase that the Company intends to own for up to 12 months. Long-term marketable securities consist of investments with final maturities of more than 12 months from the date of purchase that the Company intends to own for more than 12 months, but not more than 24 months. By policy, the final maturity for each security within the portfolio shall not exceed 24 months from the date of purchase and the weighted average maturity of the portfolio shall not exceed 12 months at any point in time. Marketable securities are carried at fair value with unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity on the consolidated balance sheets. See Note 4 for additional information regarding the Company’s marketable securities.

Restricted Cash

The lease agreement for the Company's New York office requires a security deposit to be maintained in the form of an unconditional, irrevocable letter of credit issued to the benefit of the landlord. The letter of credit is subject to renewal annually until the lease expires in March 2016. As of December 31, 2014 and 2013, the Company had letters of credit totaling $0.3 million included in restricted cash in the consolidated financial statements.

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

Except for the Company’s single largest advertising agency customer noted below, credit risk with respect to accounts receivable is dispersed due to the large number of advertising customers. Collateral is not required for accounts receivable. The Company performs ongoing credit evaluations of customers’ financial condition and periodically evaluates its outstanding accounts receivable and establishes an allowance for doubtful accounts receivable based on the Company’s historical experience, the current aging and circumstances of accounts receivable and general industry and economic conditions. Accounts receivable are written off by the Company when it has been determined that all available collection avenues have been exhausted. In 2014, bad debt write-offs totaled $0.7 million. Prior to 2014, write-offs for uncollectible accounts have not been significant. However, if circumstances change, higher than expected bad debts may result in future write-offs that are greater than the Company’s estimates.

The following table presents the changes in the allowance for doubtful accounts receivable (in thousands):

	Years Ended December 31,
	2014	2013	2012
Allowance for doubtful accounts receivable:
Balance - beginning of period	$1,056	$563	$170
Allowance for doubtful accounts receivable	1,154	493	393
Doubtful accounts receivable write-offs	(739)	-	-
Balance - end of period	$1,471	$1,056	$563

The Company wrote-off $0.7 million of doubtful accounts receivable as bad debt during the year ended December 31, 2014. The Company did not write-off any doubtful accounts receivable as bad debt during the years ended December 31, 2013 and 2012.

One advertising agency customer accounted for 8%, 19% and 21% of the Company’s revenue in 2014, 2013 and 2012, respectively. The same customer accounted for 9% and 17% of the Company’s accounts receivable as of December 31, 2014 and 2013, respectively.

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

The Company capitalized $2.4 million, $2.0 million and $0.8 million of internal-use software costs during the years ended December 31, 2014, 2013 and 2012, respectively, which are included in property, equipment and software on the consolidated balance sheets. Amortization expense totaled approximately $1.1 million, $1.0 million and $0.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Impairment of Long-lived Assets

The Company evaluates its long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported as a separate caption at the lower of the carrying amount or fair value less costs to sell. There were no impairment charges recorded or changes in estimated useful lives during years ended December 31, 2014, 2013 and 2012.

Deferred Offering Costs

Deferred offering costs consisted primarily of direct incremental costs related to the Company's IPO. Upon completion of the IPO in August 2013, these amounts were offset against the proceeds of the offering. Consequently, there were no deferred offering costs included on the Company’s consolidated balance sheets as of December 31, 2013 or 2014.

Deferred Rent

The Company leases facilities worldwide under non-cancelable operating leases that expire through August 2024. These leases contain various renewal options. The Company recognizes rent holidays and escalating rent provisions on a straight-line basis over the term of the lease. The Company's deferred rent liability related to these facilities was approximately $0.3 and $0.2 million at December 31, 2014 and 2013, respectively, which are included in “Accrued liabilities” and “Other long-term liabilities” on the consolidated balance sheets.

Revenue Recognition

The Company's revenue is principally derived from advertising services measured by the number of advertising impressions displayed on digital media properties owned and controlled by third party digital media property owners and primarily priced on a cost per thousand impressions (“CPM”) basis. The Company recognizes revenue when: (1) persuasive evidence exists of an arrangement with the customer reflecting the terms and conditions under which products or services will be provided; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. For all revenue transactions, the Company considers a signed agreement, a binding insertion order or other similar documentation to be persuasive evidence of an arrangement. Arrangements for these services generally have a term of up to three months. In some cases the term may be up to one year or more.

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

The Company recognizes revenue based on delivery information from a combination of third party reporting and the Company's proprietary campaign tracking systems.

Multiple-element Arrangements

The Company enters into arrangements with customers to sell advertising packages that include different media placements or ad services that are delivered at the same time, or within close proximity of one another.

At the inception of an arrangement, the Company allocates arrangement consideration in multiple-deliverable revenue arrangements to all deliverables, based on the relative selling price method in accordance with the selling price hierarchy, which includes: (1) vendor-specific objective evidence (“VSOE”) if available; (2) third party evidence (“TPE”) if VSOE is not available; and (3) best estimate of selling price (“BESP”) if neither VSOE nor TPE is available.

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

BESP—When the Company is unable to establish selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the service were sold on a standalone basis. BESP is generally used to allocate the selling price to deliverables in the Company's multiple-element arrangements. The Company determines BESP for deliverables by considering multiple factors including, but not limited to, prices it charges for similar offerings, class of advertiser, size of transaction, seasonality, observed pricing trends, available online inventory, industry pricing strategies, market conditions and competitive landscape. The Company limits the amount of allocable arrangement consideration to amounts that are fixed or determinable and that are not contingent on future performance or future deliverables. The Company periodically reviews its BESP. Changes in assumptions or judgments or changes to the elements in the arrangement could cause a material increase or decrease in the amount of revenue that the Company reports in a particular period.

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

Advertising expense

The Company's advertising costs are expensed as incurred. The Company incurred approximately $1.7 million, $1.5 million and $0.6 million in advertising expenses for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Stock-based compensation expense is recorded net of estimated forfeitures in our consolidated statements of income and as such is recorded for only those share-based awards that we expect to vest. The Company estimates the forfeiture rate based on historical forfeitures of equity awards and adjusts the rate to reflect changes in facts and circumstances, if any. The Company will revise our estimated forfeiture rate if actual forfeitures differ from our initial estimates.

Goodwill

Goodwill is not amortized, but is tested for impairment at least annually or as circumstances indicate the value may no longer be recoverable. The Company evaluates goodwill for impairment annually in the fourth quarter of its fiscal year or, whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Through December 31, 2014, no impairment of goodwill has been identified.

The FASB issued an accounting standard update that permits entities to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This new guidance was adopted by the Company on January 1, 2012 on a prospective basis and the adoption of did not materially impact the Company’s consolidated financial statements. As of December 31, 2014 and 2013, the Company elected to first assess qualitative factors to determine whether it is necessary to perform the two-step annual goodwill impairment test. The Company assessed qualitative factors including its market capitalization, stock price, industry and market conditions, cost factors and cash flows and concluded that it was more likely than not that the fair value of its sole reporting unit is greater than the carrying value of goodwill.

Intangible Assets

Acquired intangible assets consist of acquired customer relationships, developed technology and non-compete agreements. Acquired intangible assets are recorded at fair value, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company reviews identifiable amortizable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. Through December 31, 2014, no impairment of intangibles has been identified.

Preferred Stock Warrant Liability

Prior to our IPO on August 7, 2013, freestanding warrants related to shares of the Company’s preferred stock that were contingently redeemable were classified as a liability on the Company's consolidated balance sheet. The convertible preferred stock warrants were subject to re-measurement at each balance sheet date up to the date of our IPO and any changes in fair value were recognized as a component of “Other income (expense), net.” As of August 7, 2013, all redeemable convertible preferred stock warrants were converted into warrants to purchase common stock and the liability of $0.4 million was reclassified to additional paid-in capital.

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

In July 2013, the FASB issued amended standards that provided explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance became effective on January 1, 2014 and should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The adoption of these amended standards did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount to which an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2017. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company has not yet selected a transition method and is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

3.	Acquisition

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

Pro Forma for the Year Ended December 31, 2012
Revenue	$117,441
Net income	$2,676
Basic and diluted net income (loss) per share attributable to common stockholders	$0.00

4.	Cash, Cash Equivalents and Marketable Securities

The Company’s cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase. Short- and long-term marketable securities are comprised of highly liquid available-for-sale financial instruments (primarily corporate bonds, commercial paper and certificates of deposit) with final maturities of at least three months but no more than 24 months from the date of purchase. The cost, gross unrealized gains and losses and fair value of the Company’s marketable securities consisted of the following as of December 31, 2014 and 2013 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014:
Cash	$26,755	$—	$—	$26,755
Cash equivalents:
Money market funds	11,304	—	—	11,304
Total cash and cash equivalents	38,059	—	—	38,059
Marketable securities:
Corporate bonds	28,615	1	(30)	28,586
Total marketable securities	28,615	1	(30)	28,586
Total cash, cash equivalents and marketable securities	$66,674	$1	$(30)	$66,645

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013:
Cash	$24,255	$—	$—	$24,255
Cash equivalents:
Money market funds	18,371	—	—	18,371
Total cash and cash equivalents	42,626	—	—	42,626
Marketable securities:
Corporate bonds	17,892	3	(10)	17,885
Commercial paper	2,396	—	—	2,396
Certificates of deposit	1,200	—	—	1,200
Total marketable securities	21,488	3	(10)	21,481
Total cash, cash equivalents and marketable securities	$64,114	$3	$(10)	$64,107

Unrealized gains and losses, net of taxes, are included in “Accumulated other comprehensive loss,” which is reflected as a separate component of stockholders’ equity (deficit) on the consolidated balance sheets.

5.	Fair Value of Financial Instruments

The accounting guidance for fair value measurements prioritizes the inputs used in measuring fair value in the following hierarchy:

Level 1 -	Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 -	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 -	Unobservable inputs for which there is little or no market data, which require the Company to develop its own assumptions.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amounts of accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities.

Prior to the conversion of the Company’s warrant liability on August 12, 2013, its preferred stock warrants were recorded at fair value. On August 12, 2013, upon the closing of the Company’s IPO, the warrants were converted from warrants to purchase preferred stock to warrants to purchase common stock and the liability at their then fair value of $0.4 million was reclassified to additional paid-in capital. Prior to this date, all changes in the fair value of the warrants were recorded in “Other income (expense), net” in the consolidated statements of operations. The fair value of the warrants outstanding, which were remeasured to fair value on a recurring basis at each balance sheet date, was determined using the Black-Scholes option pricing model. See Note 11 for additional information. The Company recorded other income of $0.1 million in both 2013 and 2012, respectively, related to the fair value adjustment of its warrants.

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

The following tables present information about the Company’s money market funds and marketable securities measured at fair value on a recurring basis as of December 31, 2014 and 2013 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3	Total
Money market funds	$11,304	$-	$-	$11,304

Marketable securities:
Corporate bonds	$-	$28,586	$-	$28,586
Total marketable securities	$-	$28,586	$-	$28,586

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3	Total
Money market funds	$18,371	$-	$-	$18,371

Marketable securities:
Corporate bonds	$-	$17,885	$-	$17,885
Commercial paper		2,396		2,396
Certificates of deposit	-	1,200	-	1,200
Total marketable securities	$-	$21,481	$-	$21,481

The following table summarizes the changes in the warrant liability during 2013. Gains and losses reported in this table include changes in fair value that are attributable to both observable and unobservable inputs (in thousands):

2013
Beginning balance	$301
Change in fair value recorded in other income (expense), net	125
Reclassification of warrants to additional paid-in capital in connection with the IPO(1)	(426)
Ending Balance	$-

(1)

Upon the closing of the IPO in August 2013, all outstanding warrants to purchase convertible preferred stock converted into warrants to purchase shares of common stock. Consequently, the Company reclassified the balance of these warrants to additional paid-in capital.

6.	Property, Equipment and Software

Property, equipment and software consisted of the following (in thousands):

	December 31,
	2014	2013
Office furniture and fixtures	$889	$494
Equipment and computers	10,042	7,082
Leasehold improvements	1,967	1,679
Software	1,891	1,305
Internally developed software costs	7,900	5,544
Total property, equipment and software	22,689	16,104
Less: accumulated depreciation and amortization	(12,282)	(9,494)
Property, equipment and software, net	$10,407	$6,610

Depreciation and amortization expense, including amortization of internal use software costs, was approximately $3.9 million, $3.3 million and $2.6 million, for the years ended December 31, 2014, 2013 and 2012, respectively.

Assets recorded under capital leases consist primarily of data center equipment and were as follows (in thousands):

	December 31,
	2014	2013
Gross assets under capital leases	$701	$1,910
Less: accumulated depreciation	(682)	(1,597)
Net assets under capital leases	$19	$313

7.	Goodwill and Intangible Assets

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

The intangible assets detail for the periods presented (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (years)
December 31, 2014:
Developed technology	$2,950	$(1,650)	$1,300	2.0
Customer relationships	104	(75)	29	1.4
Non-compete agreement	53	(53)	-	-
	$3,107	$(1,778)	$1,329

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (years)
December 31, 2013:
Developed technology	$2,950	$(951)	$1,999	2.7
Customer relationships	104	(54)	50	2.4
Non-compete agreement	53	(53)	-	-
	$3,107	$(1,058)	$2,049

Amortization expense for years ended December 31, 2014, 2013 and 2012 was $0.7 million, $0.8 million and $0.2 million, respectively. Amortization expense related to developed technology is included as a component of “Cost of revenue” in the consolidated statements of operations.

Estimated future amortization expense of purchased intangible assets at December 31, 2014 was as follows (in thousands):

Years ending December 31,:	Amount
2015	$671
2016	658
Total future amortization expense	$1,329

8.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2014	2013
Accrued compensation	$6,884	$5,727
Accrued vacation and other employee benefits	3,761	3,081
Accrued customer incentives	3,884	1,540
Accrued taxes	47	559
Other accrued expenses	1,762	1,827
Total accrued liabilities	$16,338	$12,734

9.	Borrowings

In November 2014, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to borrow up to a maximum of $25.0 million collateralized by the Company’s cash deposits, accounts receivable and equipment, as well as certain other assets. The Loan and Security Agreement requires the Company to comply with certain financial and reporting covenants, including maintaining an adjusted quick ratio of 1.4 to 1.0. Annual fees under the agreement total one quarter of 1.0% of the average unused balance of the credit line per annum. As of December 31, 2014, the Company had no borrowings outstanding under this credit line.

In connection with a previous Loan and Security Agreement with SVB that expired on May 3, 2013, the Company issued warrants to SVB to purchase 29,145 shares of Series C preferred stock, of which warrants to purchase 14,573 shares were issued September 25, 2009 and warrants to purchase 14,572 shares were issued January 27, 2010. These warrants had an exercise price of $1.7155 per share. During the three months ended December 31, 2013, SVB exercised these warrants and purchased shares of the Company’s common stock.

10.	Commitments and Contingencies

Leases

The Company leases office facilities under various non-cancellable operating leases that expire through August 2024. Rent expense under operating leases totaled $2.7 million, $2.2 million and $1.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. In addition, the Company leases certain equipment and computers under capital lease arrangements that expire at various dates through September 2015.

Purchase Commitments

During the normal course of business, to secure adequate ad inventory and impressions for its sales arrangements, the Company enters into agreements with digital media property owners that require purchase of a minimum number of impressions on a monthly or quarterly basis. Purchase commitments as of December 31, 2014 expire on various dates through December 2016.

Future Payments

Future minimum payments under these arrangements as of December 31, 2014 are as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating lease obligations	$8,552	$2,324	$3,794	$1,366	$1,068
Capital lease obligations	42	42	—	—	—
Traffic acquisition costs and other purchase commitments	10,093	9,943	150	—	—
Total minimum payments	$18,687	$12,309	$3,944	$1,366	$1,068

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that the Company can cancel without a significant penalty are not included in the table above. The Company has determined its uncertain tax positions as of December 31, 2014 will not result in any additional taxes payable by the Company. As a result, no amounts are shown in the table above relating to the Company’s uncertain tax positions.

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

Balance Sheet Presentation

Upon the closing of the IPO on August 7, 2013, all outstanding shares of the Company’s convertible preferred stock automatically converted into 21,840,537 shares of common stock and the carrying value of $76.2 million is included in additional paid-in capital on the consolidated balance sheet as of December 31, 2014 and 2013.

Immediately following the closing of the IPO, the Company’s certificate of incorporation was amended to authorize 20,000,000 shares of undesignated preferred stock and 200,000,000 shares of common stock.

Preferred Stock

In association with our IPO, our board of directors authorized the Company to issue up to 20,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2014 and 2013, no shares of preferred stock were outstanding.

Common Stock

At December 31, 2014 and 2013 there were 33,066,327 and 31,933,862 shares of common stock issued and outstanding, respectively. The following table summarizes common stock activity during the year ended December 31, 2014:

Number of Shares
Outstanding at December 31, 2013	31,933,862
Option exercises	801,691
RSUs vesting	15,450
Common stock issued in connection with employee stock purchase plan	315,324
Outstanding at December 31, 2014	33,066,327

Treasury Stock

The Company has 66,666 shares of treasury stock related to the acquisition of Crowd Science. Treasury stock is carried at cost and could be re-issued if the Company determined to do so. See Note 3 for additional information on Crowd Science withheld shares.

Equity Incentive Plans

The Company’s 2004 Stock Plan (the “2004 Plan”) authorized the Company to grant restricted stock awards or stock options to employees, directors and consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for non-statutory options. Option vesting schedules were determined by the board of directors at the time of issuance and they generally vest at 25% on the first anniversary of the grant (or the employment or service commencement date) and monthly over the next 36 months. Options generally expire ten years from the date of grant unless the optionee is a 10% stockholder, in which case the term will be five years from the date of grant. Unvested options exercised are subject to the Company’s repurchase right. Upon the effective date of the registration statement related to the Company’s IPO, the 2004 Plan was amended to cease the grant of any additional awards thereunder, although the Company will continue to issue common stock upon the exercise of stock options previously granted under the 2004 Plan.

In July 2013, the Company adopted a 2013 Equity Incentive Plan (the “2013 Plan”) which became effective on August 6, 2013. The 2013 Plan serves as the successor equity compensation plan to the 2004 Plan. The 2013 Plan will terminate on July 23, 2023. The 2013 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance stock awards, restricted stock units and stock bonus awards to employees, directors and consultants. Stock options granted must be at prices not less than 100% of the fair market value at date of grant. Option vesting schedules are determined by the Company at the time of issuance and they generally vest at 25% on the first anniversary of the grant (or the employment or service commencement date) and monthly over the next 36 months. Options generally expire ten years from the date of grant unless the optionee is a 10% stockholder, in which case the term will be five years from the date of grant. Unvested options exercised are subject to the Company’s repurchase right. The Company initially reserved 2,000,000 shares of its common stock for issuance under the 2013 Plan, and shares reserved for issuance increase January 1 of each year by the lesser of (i) 5% of the number of shares issued and outstanding on December 31 immediately prior to the date of increase or (ii) such number of shares as may be determined by the board of directors.

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

The following table summarizes option activity:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (2) (in thousands)
Balance at December 31, 2011	4,262	$2.93	8.10	$6,906
Granted	913	$4.86
Exercised	(921)	$0.78
Canceled and forfeited	(239)	$4.44
Balance at December 31, 2012	4,015	$3.78	7.88	$8,659
Granted	2,069	$8.58
Exercised	(192)	$1.99
Canceled and forfeited	(179)	$5.44
Balance at December 31, 2013	5,713	$5.53	7.31	$13,704
Granted	783	$5.44
Exercised	(802)	$3.79
Canceled and forfeited	(635)	$7.47
Balance at December 31, 2014	5,059	$5.54	5.78	$3,461
Vested and exercisable as of December 31, 2014	2,977	$4.49	5.33	$3,352
Vested as of December 31, 2014 and expected to vest thereafter (1)	4,724	$5.43	5.75	$3,454

(1)	Options expected to vest reflect an estimated forfeiture rate.
(2)	The aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding in-the-money options as of those dates.

The weighted average grant date fair value of options granted was $3.76, $5.89 and $3.06 in 2014, 2013 and 2012, respectively. Prior to the Company’s IPO, aggregate intrinsic value represented the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding, in-the-money options. After the Company’s IPO, aggregate intrinsic value represents the difference between the market value of the Company’s common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $2.0 million, $1.3 million and $3.4 million for 2014, 2013 and 2012, respectively.

The following table summarizes restricted stock unit activity:

	Number of Shares (in thousands)	Weighted Average Fair Value at Grant	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1) (in thousands)
Balance at December 31, 2012	—	$—	—	—
Granted	42	$8.21
Released	(4)	$8.89
Balance at December 31, 2013	38	$8.15	2.13	$284
Granted	1,202	$5.89
Released	(15)	$7.92
Canceled and forfeited	(142)	$6.05
Balance at December 31, 2014	1,083	$5.92	1.39	$5,458

(1)	The intrinsic value of RSUs is based on the Company’s closing stock price as reported by the New York Stock Exchange on December 31, 2013 and 2014.

The Company did not grant any RSUs prior to 2013. The total grant date fair value of restricted stock units vested during the year ended December 31, 2014 was $0.1 million. All of our RSUs that were settled during the years ended December 31, 2014 and 2013 were net share settled. As such, upon each settlement date, RSUs were withheld to cover the required withholding tax, which is based on the value of the RSU on the settlement date as determined by the closing price of our common stock on the trading day of the settlement date. The remaining amounts are delivered to the recipient as shares of our common stock.

Employee Stock Purchase Plan

In July 2013, the Company adopted a 2013 Employee Stock Purchase Plan (the “2013 Purchase Plan”) that became effective on August 6, 2013. The 2013 Purchase Plan is designed to enable eligible employees to periodically purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. Purchases are accomplished through participation in discrete offering periods. The 2013 Purchase Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. The Company initially reserved 500,000 shares of its common stock for issuance under the 2013 Purchase Plan and shares reserved for issuance increase January 1 of each year by the lesser of (i) a number of shares equal to 1% of the total number of outstanding shares of common stock on December 31 immediately prior to the date of increase or (ii) such number of shares as may be determined by the board of directors.

The expected term of ESPP shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights were as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Expected term (years)	0.50	0.47
Volatility	80%	80%
Risk-free interest rate	0.05%-0.08%	0.08%
Dividend yield	—	—

Shares Reserved for Future Issuance

At December 31, 2014 and 2013, the Company has reserved the following shares of common stock for future issuance:

	December 31,
	2014	2013
Common stock reserved:
Common stock options	5,058,641	5,713,106
Restricted stock units	1,082,939	38,124
Warrants to purchase common stock	24,838	24,838
Shares available for future issuance under the 2013 Plan	984,455	936,457
Employee stock purchase plan	504,014	500,000
	7,654,887	7,212,525

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

The fair value of options granted to employees is determined using the Black-Scholes option valuation model with the following assumptions:

	Years Ended December 31,
	2014	2013	2012
Expected term (years)	6.00	5.51-6.12	5.60-6.07
Volatility	80%	80%	65% - 90%
Risk-free interest rate	1.74%-2.02%	1.06%-1.72%	0.73%-1.09%
Dividend yield	—	—	—
Weighted-average fair value	$3.76	$5.89	$3.06

Stock Options Granted to Non-employees

For the year ended December 31, 2012, 8,333 options were granted to non-employees. There were no options granted to non-employees during the years ended December 31, 2014 and 2013.

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

	Years Ended December 31,
	2014	2013	2012
Expected term (years)	6.00	8.24	9.65
Volatility	80.0%	80.0%	80.0%
Risk-free interest rate	2.02%	2.64%	1.70%
Dividend yield	—	—	—

The following table summarizes the effects of stock-based compensation related to vesting stock-based awards included in the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2014	2013	2012
Cost of revenue	$342	$185	$128
Sales and marketing	2,776	1,806	1,215
Research and development (1)	482	346	184
General and administrative	2,174	1,497	515
Total stock-based compensation	$5,774	$3,834	$2,042

(1)

Excludes $360,000, $226,000 and $79,000 of stock-based compensation expense that was capitalized as part of internal-use software development costs for the years ended December 31, 2014, 2013 and 2012, respectively.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options during the years ended December 31, 2014, 2013 and 2012. As of December 31, 2014, there was $11.6 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 2.46 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Warrants

In conjunction with a lease agreement, the Company issued warrants to purchase 24,838 shares of Series A-2 preferred stock on December 31, 2006. These warrants have an exercise price of $1.2078 per share and expire on December 31, 2018. On August 12, 2013, upon the closing of the Company’s IPO, the warrants were converted from warrants to purchase preferred stock to warrants to purchase common stock and the liability at their then fair value of $0.4 million was reclassified to additional paid-in capital. Prior to the conversion of the warrant liability on August 12, 2013, the Company’s preferred stock warrants were recorded at fair value. Changes in the fair value of the warrants were recorded in “Other income (expense), net” in the consolidated statements of operations. The Company recorded other expense of $0.1 million for both 2013 and 2012 related to changes in the fair value adjustment of these warrants.

The fair value of the warrants outstanding which, prior to the closing of the Company’s IPO on August 12, 2013, were recorded as liabilities on the consolidated balance sheets and which were remeasured to fair value on a recurring basis at each balance sheet date, were determined using the Black-Scholes option pricing model with the following assumptions:

	Year 2013 through August 12	Year Ended December 31, 2012
Expected term (years)	3.41-5.76	4.01-6.00
Volatility	80%	80%
Risk-free interest rate	0.47% - 1.77%	0.54% - 0.95%
Dividend yield	—	—

A summary of the fair value of the warrants outstanding at December 31, 2012 and immediately prior to the closing of the Company’s IPO on August 12, 2013 are shown in the table below (in thousands):

	August 12, 2013	December 31, 2012
Warrant (series A-2)	$203	$144
Warrant (series C)	223	157
Total fair value	$426	$301

The change in total fair value of the convertible preferred stock warrants has been recorded as a component of “Other income (expense)” in the consolidated statements of operations. After the warrants were converted into warrants for common stock in association with the completion of the Company’s IPO in August 2013, the total fair value of the warrants is no longer subject to remeasurement.

A summary of the warrants to purchase common stock outstanding at December 31, 2014 and 2013 are shown below:

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Years Ended December 31,
	2014	2013	2012
Numerator:
Net income (loss)	$(8,745)	$321	$6,266
Less: Undistributed earnings allocated to participating securities	—	—	(6,177)
Net income (loss) attributable to common stockholders	$(8,745)	$321	$89

Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	32,591	15,752	4,716
Weighted-average effect of potentially dilutive shares:
Employee stock options and restricted stock units	—	1,459	790
Convertible preferred, common stock warrants and employee stock purchase plan	—	39	39
Diluted	32,591	17,250	5,545
Net income (loss) per share attributable to common stockholders:
Basic	$(0.27)	$0.02	$0.02
Diluted	$(0.27)	$0.02	$0.02

The following equity shares were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of December 31,
	2014	2013	2012
Convertible preferred stock	—	—	21,634
Employee stock options and restricted stock units	5,944	1,280	205
Warrants to purchase common stock	25	—	—

13.	Income Taxes

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

The following table presents domestic and foreign components of income (loss) before income taxes for the periods presented (in thousands):

	Years Ended December 31,
	2014	2013	2012
Domestic	$(9,899)	$369	$6,289
Foreign	930	622	589
Total	$(8,969)	$991	$6,878

The components of income tax (expense) benefit are as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Current:
Federal	$21	$(106)	$(220)
State	270	(493)	(190)
Foreign	(403)	(260)	(146)
Total	(112)	(859)	(556)
Deferred:
Federal	221	221	—
State	105	23	—
Foreign	10	(55)	(56)
Total	336	189	(56)
Total income tax (expense) benefit	$224	$(670)	$(612)

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

	Years Ended December 31,
	2014	2013	2012
Tax benefit at federal statutory rate	34.0%	34.0%	34.0%
State, net of federal effect	4.2	31.3	1.8
Foreign rate differential	3.5	(21.4)	(2.9)
Stock-based compensation	(9.7)	76.5	7.2
Change in valuation allowance	(28.8)	(51.4)	(46.7)
Other non-deductible expenses	(0.6)	(1.2)	8.0
Other	(0.1)	(0.2)	7.5
Total provision	2.5%	67.6%	8.9%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company's deferred tax assets and liabilities for the periods presented (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Accruals and reserves	$1,563	$1,314
Net operating loss carryforwards	4,604	4,307
Tax credit carryforwards	1,476	1,234
Stock-based compensation	2,600	1,977
Foreign taxes	38	19
Total deferred tax assets	10,281	8,851

Fixed assets	(512)	(283)
State taxes	(578)	(1,025)
Purchased intangible assets	(465)	(792)
Total deferred tax liabilities	(1,555)	(2,100)

Valuation allowance	(9,157)	(7,524)
Total net deferred tax liabilities	$(431)	$(773)

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. As of December 31, 2014 and December 31, 2013, a full valuation allowance on domestic deferred tax assets was placed due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. The Company’s valuation allowance as of December 31, 2014, 2013 and 2012 was attributable to the uncertainty of realizing future tax benefits from U.S. net operating losses, foreign timing differences and other deferred tax assets. The Company’s valuation allowance increased $1.6 million and $0.1 million in the years ended December 31, 2014 and 2013, respectively, and decreased $2.7 million in the year ended December 31, 2012.

As of December 31, 2014, the Company has U.S. federal net operating loss carryforwards of approximately $9.5 million, expiring beginning in 2026. As of December 31, 2014, the Company has U.S. state and local net operating loss carryforwards of approximately $15.9 million, expiring beginning in 2016.

As of December 31, 2014, the Company has federal research and development tax credits of approximately $0.8 million, which expire beginning in 2026. As of December 31, 2014, the Company has state research and development tax credits of approximately $0.7 million, and other tax credits of approximately $0.3 million, both of which carry forward indefinitely.

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

U.S. income and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries have not been provided on undistributed earnings of foreign subsidiaries. The Company intends to reinvest theses earnings indefinitely outside the United States. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant subsidiaries were sold or otherwise transferred, the Company may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes; however, the determination of such amount is not practicable. As of December 31, 2014, the cumulative amount of earnings upon which U.S. income taxes have not been provided for is approximately $1.5 million.

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended December 31, 2014, 2013 and 2012 consist of the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
Unrecognized benefit - beginning of period	$358	$246	$158
Gross increases - current year tax provisions	101	112	88
Unrecognized benefit - end of period	$459	$358	$246

The entire amount of any unrecognized tax benefits would not impact the Company’s effective tax rate if recognized.

Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense and were immaterial. The Company files income tax returns in the United States, various states and certain foreign jurisdictions. The tax periods 2010 through 2013 remain open in most jurisdictions. In addition, any tax losses and research and development credit carryforwards that were generated in prior years and carried forward may also be subject to examination by respective taxing authorities. The Company is not currently under examination by income tax authorities in federal, state or other foreign jurisdictions.

14.	Related Party Transactions

During 2014, 2013 and 2012, the Company recorded costs for a digital media property owner that was also an investor in the Company's Series D-1 convertible preferred stock, of $0.8 million, $1.3 million and $0.7 million, respectively, associated with the acquisition of ad inventory. At December 31, 2014 and 2013, the Company had $0 and $0.4 million, respectively, for this related party included in accrued digital media property owner costs in the consolidated financial statements. In addition, the Company had engaged Nielsen for a variety of media services including the provision and evaluation of data and analysis regarding marketing and demographic targets, television viewing behavior, online and Internet usage, ad view counts and TV/Internet share shift analysis. During 2012, 2013 and a portion of 2014, Mitchell Habib, a member of the Company’s board of directors, was the Chief Operating Officer of Nielsen and prior to that, he served as Executive Vice President of Nielsen’s Global Business Services division. During 2013 and 2012, the Company recorded costs related to media services provided by Nielsen of $0.8 million and $0.3 million, respectively. The Company believes that its transactions with related parties have been carried out on an arm's-length basis on terms that are consistent with similar transactions with other vendors.

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

	Years Ended December 31,
	2014	2013	2012
Domestic	$149,617	$134,846	$110,872
International	28,162	16,282	5,872
Total revenue	$177,779	$151,128	$116,744

The Company’s long-lived assets are primarily located in the United States.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter ended December 31, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information concerning our directors, executive officers, compliance with Section 16(a) of the Exchange Act, as amended, and corporate governance required by this Item 10 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2014.

We have adopted a Code of Conduct for Directors that applies to all directors and a Code of Conduct for Employees that applies to all employees, including our principal executive officer, Jayant Kadambi, principal financial officer, Tony Carvalho, and all other executive officers. These Codes of Conduct are available on the ABOUT US/Investor Relations/Corporate Governance page of our website at www.yume.com. A copy may also be obtained without charge by contacting investor relations, attention Director of Investor Relations, 1204 Middlefield Road, Redwood City, CA 94063 or by calling (650) 503-7875.

We plan to post on our website at the address described above any future amendments or waivers of our Codes of Conduct.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2014.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2014.

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

March 10, 2015

YuMe, Inc.

/ s / JAYANT KADAMBI	/ s / TONY CARVALHO
Jayant Kadambi	Tony Carvalho
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 10th day of March, 2015.

Signature	Title

/ s / JAYANT KADAMBI	Director
Jayant Kadambi

/ s / AYYAPPAN SANKARAN	Director
Ayyappan Sankaran

/ s / MITCHELL HABIB	Director
Mitchell Habib

/ s / ADRIEL LARES	Director
Adriel Lares

/ s / PING LI	Director
Ping Li

/ s / CHRISTOPHER PAISLEY	Director
Christopher Paisley

/ s / DANIEL SPRINGER	Director
Daniel Springer

/ s / DAVID WEIDEN	Director
David Weiden

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-36039	3.1	August 30, 2013

3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-36039	3.2	August 30, 2013

4.1	Form of Registrant's common stock certificate	S-1	333-189772	4.1	July 25, 2013

4.2	Amended and Restated Investors’ Rights Agreement, dated October 28, 2011, by and among Registrant and certain stockholders of Registrant, as amended	S-1	333-189772	4.2	July 25, 2013

10.1	Form of Indemnity Agreement.	S-1	333-189772	10.1	July 2, 2013

10.2*	2004 Stock Plan, as amended, and forms of stock option, stock option exercise agreement and restricted stock purchase agreement.	S-1	333-189772	10.2	July 2, 2013

10.3*	2013 Equity Incentive Plan and forms of stock option award agreement, stock option exercise agreement and restricted stock unit award agreement.	S-1	333-189772	10.3	July 25, 2013

10.4*	2013 Employee Stock Purchase Plan and form of subscription agreement.	S-1	333-189772	10.4	July 25, 2013

10.5*	Offer letter between Jayant Kadambi and Registrant, dated December 17, 2004.	S-1	333-189772	10.5	July 2, 2013

10.6*	Offer letter between Scot McLernon and Registrant, dated December 30, 2009.	S-1	333-189772	10.6	July 2, 2013

10.7*	Offer letter between Hardeep Bindra and Registrant, dated November 3, 2014.	8-K	001-36039	10.1	November 6, 2014

10.8*	2015 Cash Incentive Plan.	8-K	001-36039	99.1	February 17, 2015

10.9*	Description of Director Compensation.	S-1	333-189772	10.10	July 25, 2013

10.10*	Executive Severance Plan.	8-K	001-36039	99.2	February 17, 2015

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101 INS**	XBRL Instance Document.	X

101 SCH**	XBRL Taxonomy Extension Schema Document.	X

101 CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101 DEF**	XBRL Taxonomy Extension Definition Linkbase Document.	X

101 LAB**	XBRL Taxonomy Extension Labels Linkbase Document.	X

101 PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*	Compensatory plan or arrangement.

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