Form 10-Q
period 2015-03-31
YuMe Inc
filed 2015-05-08
CIK 1415624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-36039

YuMe, Inc.

(Exact Name of Registrant as Specified in Its Charter

Delaware	27-0111478
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1204 Middlefield Road, Redwood City, CA	94063
(Address of Principal Executive Offices)	(Zip Code)

(650) 591-9400

(Registrant’s Telephone Number, Including Area Code

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).    Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

As of April 30, 2015, there were 33,476,350 shares of the Registrant’s common stock outstanding.

YuMe, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YuMe, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	As of March 31, 2015	As of December 31, 2014
		(1)
Assets
Current assets:
Cash and cash equivalents	$20,999	$38,059
Marketable securities	24,134	26,158
Accounts receivable, net	57,274	68,441
Prepaid expenses and other current assets	3,185	3,642
Total current assets	105,592	136,300
Marketable securities, long-term	17,595	2,428
Property, equipment and software, net	10,954	10,407
Goodwill	3,902	3,902
Intangible assets, net	1,162	1,329
Restricted cash	292	292
Deposits and other assets	447	384
Total assets	$139,944	$155,042
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,204	$11,692
Accrued digital media property owner costs	15,512	18,277
Accrued liabilities	13,303	16,338
Deferred revenue	177	198
Capital leases, current	8	41
Total current liabilities	34,204	46,546
Other long-term liabilities	137	117
Deferred tax liability	373	431
Total liabilities	34,714	47,094

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock: $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized as of March 31, 2015 and December 31, 2014; 33,360,953 and 33,066,327 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	33	33
Additional paid-in-capital	141,804	138,497
Treasury stock: 66,666 shares as of March 31, 2015 and December 31, 2014	—	—
Accumulated deficit	(36,418)	(30,422)
Accumulated other comprehensive loss	(189)	(160)
Total stockholders’ equity	105,230	107,948
Total liabilities and stockholders’ equity	$139,944	$155,042

(1) The condensed consolidated balance sheet data as of December 31, 2014 was derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$40,145	$37,292
Cost of revenue	21,286	20,184
Gross profit	18,859	17,108
Operating expenses:
Sales and marketing	15,721	15,466
Research and development	2,530	936
General and administrative	6,130	5,622
Total operating expenses	24,381	22,024
Loss from operations	(5,522)	(4,916)
Interest and other income (expense), net
Interest expense	(2)	(3)
Other income (expense), net	(386)	(18)
Total interest and other income (expense), net	(388)	(21)
Loss before income taxes	(5,910)	(4,937)
Income tax expense	86	132
Net loss	$(5,996)	$(5,069)

Net loss per share:
Basic	$(0.18)	$(0.16)
Diluted	$(0.18)	$(0.16)
Weighted-average shares used to compute net loss per share:
Basic	33,194	32,115
Diluted	33,194	32,115

See accompanying notes to condensed consolidated financial statements.

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(5,996)	$(5,069)
Other comprehensive income (loss):
Foreign currency translation adjustments	(45)	(9)
Change in fair value of marketable securities, net of tax	16	10
Other comprehensive income (loss)	(29)	1
Comprehensive loss	$(6,025)	$(5,068)

See accompanying notes to condensed consolidated financial statements.

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net loss	$(5,996)	$(5,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,356	1,099
Stock-based compensation	2,094	1,161
Allowance for doubtful accounts receivable	240	209
Deferred income taxes	(58)	(69)
Amortization of premiums on marketable securities, net	92	126
Changes in operating assets and liabilities:
Accounts receivable	10,927	5,352
Prepaid expenses and other current assets	457	(409)
Deposits and other assets	(63)	20
Accounts payable	(6,494)	(1,896)
Accrued digital media property owner costs	(2,765)	(4,458)
Accrued liabilities	(3,035)	(2,081)
Deferred revenue	(21)	(80)
Other liabilities	20	(12)
Net cash used in operating activities	(3,246)	(6,107)
Investing activities:
Purchases of property and equipment	(649)	(173)
Capitalized software development costs	(949)	(436)
Purchases of marketable securities	(24,322)	(8,272)
Maturities of marketable securities	11,103	—
Net cash used in investing activities	(14,817)	(8,881)
Financing activities:
Repayments of borrowings under capital leases	(33)	(165)
Proceeds from exercise of common stock options and employee stock purchase plan	1,081	1,628
Net cash provided by financing activities	1,048	1,463
Effect of exchange rate changes on cash and cash equivalents	(45)	(9)
Change in cash and cash equivalents	(17,060)	(13,534)
Cash and cash equivalents—Beginning of period	38,059	42,626
Cash and cash equivalents—End of period	$20,999	$29,092
Supplemental disclosures of cash flow information
Cash paid for interest	$—	$4
Cash paid for income taxes	150	$694
Stock-based compensation capitalized for internal-use software	$132	$104
Non-cash investing and financing activities
Purchases of property and equipment recorded in accounts payable	$43	$69

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K filed pursuant to Section 13 or 15(d) of the Securities Act of 1934 with the SEC on March 10, 2015. The condensed consolidated balance sheet as of December 31, 2014, included herein was derived from the audited consolidated financial statements as of that date but does not include all disclosures required by GAAP, including notes to the financial statements.

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

Certain Significant Risks and Uncertainties

The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, the Company believes that changes in any of the following areas could have a significant negative effect on its future financial position, results of operations, or cash flows: rates of revenue growth; traffic to and pricing with the Company's network of digital media property owners; scaling and adaptation of existing technology and network infrastructure; adoption of the Company’s solutions; management of the Company's growth; new markets and international expansion; protection of the Company's brand, reputation and intellectual property; competition in the Company's markets; recruiting and retaining qualified employees and key personnel; intellectual property infringement and other claims; and changes in government regulation affecting the Company's business, among other things.

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

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the impact, if any, the adoption of this standard will have on our consolidated financial statements.

Concentrations and Other Risks

Financial instruments that subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. Cash and cash equivalents are deposited with one domestic and five foreign highly rated financial institutions and cash equivalents are invested in highly rated money market funds. Periodically, such balances may be in excess of federally insured limits. Marketable securities primarily consist of highly liquid corporate bonds, government agency bonds, commercial paper and certificates of deposits that comply with the Company’s minimum credit rating policy.

Except for the Company’s single largest advertising agency customer noted below, credit risk with respect to accounts receivable is dispersed due to the large number of advertising customers. Collateral is not required for accounts receivable. The Company performs ongoing credit evaluations of customers’ financial condition and periodically evaluates its outstanding accounts receivable and establishes an allowance for doubtful accounts receivable based on the Company’s historical experience, the current aging and circumstances of accounts receivable and general industry and economic conditions. Accounts receivable are written off by the Company when it has been determined that all available collection avenues have been exhausted. In 2014, uncollectible account write-offs totaled $0.7 million. Prior to 2014, write-offs for uncollectible accounts have not been significant. However, if circumstances change, higher than expected uncollectible accounts may result in future write-offs that are greater than the Company’s estimates.

Brand advertisers represented by a single advertising agency within the OMG corporate structure accounted for approximately 12% of the Company’s revenue for the three months ended March 31, 2015. Brand advertisers represented by the same advertising agency accounted for approximately 14% of the Company’s revenue for the three months ended March 31, 2014.

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Three Months Ended March 31,
	2015	2014
Allowance for doubtful accounts receivable:
Balance – beginning of period	$1,471	$1,056
Allowance for doubtful accounts receivable	240	209
Doubtful accounts receivable write-offs	(46)	—
Balance – end of period	$1,665	$1,265

3.	Fair Value of Financial Instruments

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

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amounts of accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities.

Marketable securities with final maturities of at least three months but no more than 12 months from the date of purchase are classified as short-term and marketable securities with final maturities of more than one year but less than two years from the date of purchase are classified as long-term. Our marketable securities are classified as available-for-sale and consist of high quality, investment grade securities from diverse issuers with predetermined minimum credit ratings. The Company values these securities based on pricing information we receive from security pricing vendors who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. However, the Company classifies all of its marketable securities as having Level 2 inputs. The valuation techniques used to measure the fair value of the Company’s marketable securities having Level 2 inputs were derived from market prices that are corroborated by observable market data and quoted market prices for similar instruments.

The following tables present information about the Company’s money market funds and marketable securities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Fair Value Measurements at March 31, 2015
	Level 1	Level 2	Level 3	Total
Money market funds	$10,749	$—	$—	$10,749

Marketable securities:
Corporate bonds	$—	$32,704	$—	$32,704
Government agency bonds		7,826		7,826
Commercial paper	—	1,199	—	1,199
Total marketable securities	$—	$41,729	$—	$41,729

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3	Total
Money market funds	$11,304	$—	$—	$11,304

Marketable securities:
Corporate bonds	$—	$28,586	$—	$28,586
Total marketable securities	$—	$28,586	$—	$28,586

4.	Cash, Cash Equivalents and Marketable Securities

The Company’s cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase. Short- and long-term marketable securities are comprised of highly liquid available-for-sale financial instruments (primarily corporate bonds, government agency bonds, commercial paper and certificates of deposit) with final maturities of at least three months but no more than 24 months from the date of purchase. The cost, gross unrealized gains and losses and fair value of the Company’s marketable securities consisted of the following as of March 31, 2015 and December 31, 2014 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015:
Cash	$10,250	$—	$—	$10,250
Cash equivalents:
Money market funds	10,749	—	—	10,749
Total cash and cash equivalents	20,999	—	—	20,999
Marketable securities:
Corporate bonds	32,723	2	(21)	32,704
Government agency bonds	7,819	7	—	7,826
Commercial paper	1,199	—	—	1,199
Total marketable securities	41,741	9	(21)	41,729
Total cash, cash equivalents and marketable securities	$62,740	$9	$(21)	$62,728

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014:
Cash	$26,755	$—	$—	$26,755
Cash equivalents:
Money market funds	11,304	—	—	11,304
Total cash and cash equivalents	38,059	—	—	38,059
Marketable securities:
Corporate bonds	28,615	1	(30)	28,586
Total marketable securities	28,615	1	(30)	28,586
Total cash, cash equivalents and marketable securities	$66,674	$1	$(30)	$66,645

Unrealized gains and losses, net of taxes, are included in “Accumulated other comprehensive loss,” which is reflected as a separate component of stockholders’ equity on the condensed consolidated balance sheets.

5.	Goodwill and Intangible Assets

The intangible assets detail for the periods presented (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (years)
March 31, 2015:
Developed technology	$2,950	$(1,812)	$1,138	1.8
Customer relationships	104	(80)	24	1.2
Non-compete agreement	53	(53)	—	—
	$3,107	$(1,945)	$1,162

December 31, 2014:
Developed technology	$2,950	$(1,650)	$1,300	2.0
Customer relationships	104	(75)	29	1.4
Non-compete agreement	53	(53)	—	—
	$3,107	$(1,778)	$1,329

Amortization expense for both of the three months ended March 31, 2015 and 2014 was $0.2 million. Amortization expense related to developed technology is included as a component of “Cost of revenue” in the condensed consolidated statements of operations. Goodwill remained unchanged at $3.9 million as of March 31, 2015 and December 31, 2014.

6.	Borrowings

In November 2014, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to borrow up to a maximum of $25.0 million collateralized by the Company’s cash deposits, accounts receivable and equipment, as well as certain other assets. The Loan and Security Agreement requires the Company to comply with certain financial and reporting covenants, including maintaining an adjusted quick ratio of 1.4 to 1.0. Annual fees under the agreement total one quarter of 1.0% of the average unused balance of the credit line per annum. As of March 31, 2015 and December 31, 2014, the Company had no borrowings outstanding under this credit line and was in compliance with all financial and reporting covenants.

7.	Commitments and Contingencies

Leases

The Company leases office facilities under various non-cancellable operating leases that expire through August 2024. Rent expense under operating leases totaled $0.8 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively. In addition, the Company leases certain equipment and computers under capital lease arrangements that expire at various dates through September 2015.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Purchase Commitments

During the normal course of business, to secure adequate ad inventory and impressions for its sales arrangements, the Company periodically enters into agreements with digital media property owners that require purchase of a minimum number of impressions on a monthly or quarterly basis. Purchase commitments as of March 31, 2015 expire on various dates through December 2016.

Legal Proceedings

From time to time the Company may be a party to various litigation matters incidental to the conduct of its business. There is no pending or threatened legal proceeding to which the Company is currently a party that, in management’s opinion, is likely to have a material adverse effect to the Company’s condensed consolidated financial position, results of operations, or cash flows.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise due to their status or service as directors, officers or employees.

While matters may arise as a result of claims under the indemnification agreements disclosed above, the Company, at this time, is not aware of claims under indemnification agreements that could have a material adverse effect to the Company’s condensed consolidated financial position, results of operations, or cash flows.

8.	Stockholders’ Equity

Preferred Stock

Immediately following the closing of our initial public offering (“IPO”), the Company's certificate of incorporation was amended to, among other things, issue up to 20,000,000 shares of undesignated preferred stock, par value $0.001 per share. As of March 31, 2015 and December 31, 2014, no shares of preferred stock were outstanding.

Common Stock

Immediately following the closing of our IPO, the Company’s certificate of incorporation was amended to, among other things, authorize 200,000,000 shares of common stock. As of March 31, 2015 and December 31, 2014, there were 33,360,953 and 33,066,327 shares of common stock issued and outstanding, respectively.

The following table summarizes common stock activity:

Number of Shares
Outstanding at December 31, 2014	33,066,327
Common stock issued in association with option exercises	118,001
Common stock issued in association with restricted stock units vesting	6,257
Common stock issued in association with the employee stock purchase plan	170,368
Outstanding at March 31, 2015	33,360,953

Treasury Stock

As of March 31, 2015 and December 31, 2014, the Company had 66,666 shares of treasury stock related to the acquisition of Crowd Science, Inc. Treasury stock is carried at cost and could be re-issued if the Company determined to do so.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Shares Reserved for Future Issuance

As of March 31, 2015 and December 31, 2014, the Company has reserved the following shares of common stock for future issuance:

	As of March 31, 2015	As of December 31, 2014
Common stock reserved:
Common stock options	5,030,485	5,058,641
Restricted stock units	2,359,747	1,082,939
Warrants to purchase common stock	24,838	24,838
Shares available for future issuance under the 2013 Plan	1,206,124	984,455
Employee stock purchase plan	664,309	504,014
	9,285,503	7,654,887

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

In July 2013, the Company adopted a 2013 Equity Incentive Plan (the “2013 Plan”) which became effective on August 6, 2013. The 2013 Plan serves as the successor equity compensation plan to the 2004 Plan. The 2013 Plan will terminate on July 23, 2023. The 2013 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance stock awards, restricted stock units and stock bonus awards to employees, directors and consultants. Stock options granted must be at prices not less than 100% of the fair market value at date of grant. Option vesting schedules are determined by the Company at the time of issuance and they generally vest at 25% on the first anniversary of the grant (or the employment or service commencement date) and monthly over the next 36 months. Options generally expire ten years from the date of grant unless the optionee is a 10% stockholder, in which case the term will be five years from the date of grant. Unvested options exercised are subject to the Company’s repurchase right. The Company initially reserved 2,000,000 shares of its common stock for issuance under the 2013 Plan, and shares reserved for issuance increase January 1 of each year by the lesser of (i) 5% of the number of shares issued and outstanding on December 31 immediately prior to the date of increase or (ii) such lesser number of shares as may be determined by the board of directors. On January 1, 2015, shares reserved for issuance under the 2013 Plan increased by 1,653,316.

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

The following table summarizes option award activity:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2014	5,059	$5.54	5.78	$3,461
Granted (1)	927	$5.25
Exercised	(118)	$2.88
Cancelled and forfeited (2)	(837)	$8.48
Balance at March 31, 2015	5,031	$5.06	7.01	$3,599
Vested as of March 31, 2015 and expected to vest thereafter (3)	4,726	$4.98	6.90	$3,588
Vested and exercisable as of March 31, 2015	3,037	$4.30	6.00	$3,471

(1)	Options granted include 0.7 million re-issued options in connection with a modification. See “Modification of Employee Stock Options” below for more information.
(2)	Options cancelled and forfeited include 0.7 million options that were cancelled in connection with a modification. See “Modification of Employee Stock Options” below for more information.
(3)	Options expected to vest reflect an estimated forfeiture rate.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The weighted average grant date fair value of options granted was $2.99 and $5.14 in the three months ended March 31, 2015 and 2014, respectively. The aggregate intrinsic value represents the difference between the market value of the Company’s common stock and the exercise price of outstanding in-the-money options. The total intrinsic value of options exercised was approximately $0.3 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively.

The following table summarizes restricted stock unit activity:

	Number of Shares (in thousands)	Weighted Average Fair Value at Grant	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1) (in thousands)
Balance at December 31, 2014	1,083	$5.92	1.39	$5,458
Granted	1,332	$5.65
Released	(6)	$7.69
Cancelled and forfeited	(49)	$6.19
Balance at March 31, 2015	2,360	$5.75	1.22	$12,248

(1)	The intrinsic value of RSUs is based on the Company’s closing stock price as reported by the New York Stock Exchange on March 31, 2015.

Modification of Employee Stock Options

On January 2, 2015, the Company modified options to purchase 0.7 million shares of common stock previously granted to non-executive employees with exercise prices over $7.00 per share. The exercise price of the modified options was reduced to $5.14 per share, which represents the closing price of the Company’s common stock on the New York Stock Exchange on January 2, 2015. No other terms of these options were modified. The Company expects to recognize an additional $0.4 million of stock-based compensation expense over the remaining vesting terms of the options as a result of the modification.

Employee Stock Purchase Plan

In July 2013, the Company adopted a 2013 Employee Stock Purchase Plan (the “2013 Purchase Plan”) that became effective on August 6, 2013. The 2013 Purchase Plan is designed to enable eligible employees to periodically purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. Purchases are accomplished through participation in discrete offering periods. The 2013 Purchase Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. The Company originally reserved 500,000 shares of its common stock for issuance under the 2013 Purchase Plan and shares reserved for issuance increase January 1 of each year by the lesser of (i) a number of shares equal to 1% of the total number of outstanding shares of common stock on December 31 immediately prior to the date of increase or (ii) such number of shares as may be determined by the board of directors. A total of 170,368 shares were purchased by employees under the Company’s ESPP for the three months ended March 31, 2015.

The expected term of ESPP shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights were as follows:

	Three Months Ended March 31,
	2015	2014
Expected term (years)	0.50	0.50
Volatility	56%	80%
Risk-free interest rate	0.07%	0.08%
Dividend yield	—	—

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

The fair value of option grants is determined using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended March 31,
	2015	2014
Expected term (years)	6.00	6.00
Volatility	56%	80%
Risk-free interest rate	1.54%	1.89%
Dividend yield	—	—

The following table summarizes the effects of stock-based compensation related to vesting stock-based awards included in the Company’s accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenue (1)	$112	$63
Sales and marketing	900	564
Research and development (2)	204	47
General and administrative	878	487
Total employee stock-based compensation	$2,094	$1,161

(1)	Excludes $6,000 for the three months ended March 31, 2015 that was capitalized as part of internal-use software development costs.
(2)	Excludes $126,000, and $104,000 for the three months ended March 31, 2015 and 2014, respectively, that was capitalized as part of internal-use software development costs.

401(k) Plan

The Company’s 401(k) Plan (the “401(k) Plan”) is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating U.S. employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit of $17,500 for calendar years 2014 and 2015. The Company began matching employee contributions in April 2014. The Company will match 50% of each participating employee's contributions up to a maximum of 6% of each employee’s eligible earnings with an annual maximum match of $2,500 per employee per year.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Net Loss per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

Net Loss per Share Attributable to Common Stockholders	Three Months Ended March 31,
	2015	2014
Numerator:
Net loss	$(5,996)	$(5,069)

Denominator:
Weighted-average shares used in computing net loss per share:
Basic	33,194	32,115
Weighted-average effect of potentially dilutive shares:
Stock options	—	—
Restricted stock units	—	—
Diluted	33,194	32,115
Net loss per share:
Basic	$(0.18)	$(0.16)
Diluted	$(0.18)	$(0.16)

The following weighted-average equity shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of March 31,
	2015	2014
Stock options	3,538	3,417
Restricted stock units	845	27
Convertible common stock warrants	19	21

10.	Segments and Geographical Information

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

	Three Months Ended March 31,
	2015	2014
Domestic	$33,723	$32,678
Foreign	6,422	4,614
Total revenue	$40,145	$37,292

The Company’s long-lived assets are primarily located in the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our consolidated financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in our audited consolidated financial statements and related notes thereto and the Management’s Discussion and Analysis and Results of Operations for the year ended December 31, 2014 appearing in our Annual Report on Form 10-K filed with the SEC on March 10, 2015.

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

Overview

YuMe is a leading independent provider of video advertising technology and solutions with deep audience reach and expertise on a global scale. YuMe’s audience technologies curate relationships between brand advertisers and consumers of video content across a growing range of connected devices. Combining data-driven technologies with deep insight into audience behavior, YuMe offers brand advertisers end-to-end marketing software.

Our digital video advertising solutions are purpose-built for brand advertisers, advertising agencies, and digital media properties. Through a sophisticated platform of proprietary embedded software, data science and machine-learning algorithms, we deliver TV-scale video advertising campaigns to relevant, brand-receptive digital audiences. We aggregate these audiences across a wide range of Internet-connected devices by providing global digital media properties with software that monetizes their professionally produced content and applications with our advertising campaigns. Our industry leadership is reflected in our wide audience reach, large customer base, and scale in data derived from our large and growing embedded software base.

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

We generate revenue by delivering digital video advertisements on Internet-connected devices. Our ads run when users choose to view video content on their devices. Advertising customers submit orders to us and we fulfill those orders by delivering their digital video advertisements to audiences available through digital media properties, a process that we refer to as an advertising campaign. We are typically paid on a CPM basis, of which we generally pay digital media properties a negotiated percentage. Our customers primarily consist of large global brands and their advertising agencies. In the three months ended March 31, 2015, we had 455 customers, including 61 of the top 100 U.S. advertisers as ranked by the AdAge 100, such as American Express, AT&T, GlaxoSmithKline, Home Depot and McDonald's.

The core of our business relies on our sophisticated platform that encompasses customized embedded software, advertising management, and data science capabilities. Our YuMe SDKs are embedded by our digital media property owners and collect dozens of data elements that we use for our advanced audience modeling algorithms, continuously improving our ability to optimize campaigns around key brand metrics. Our Placement Quality Index inventory scoring system leverages YuMe SDKs and other data sources through algorithms to assess the quality of ad placements and optimize placements to maximize brand advertising results. Our Audience Amplifier machine-learning tool uses those brand results in its correlative data models to find audiences that we expect to be receptive to specific brand messages.

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

Critical Accounting Policies and Estimates

We prepared our condensed consolidated financial statements in accordance with United States GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with revenue recognition, internal-use software development costs, income taxes and stock-based compensation have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

For further information on all of our critical accounting policies and estimates, refer to our 2014 Annual Report on Form 10-K filed with Securities and Exchange Commission on March 10, 2015.

Recent Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the impact, if any, the adoption of this standard will have on our consolidated financial statements.

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

	Three Months Ended March 31,
	2015		2014
	(dollars in thousands)
Condensed Consolidated Statements of Operations Data:
Revenue	$40,145	100.0%	$37,292	100.0%
Cost of revenue	21,286	53.0	20,184	54.1
Gross profit	18,859	47.0	17,108	45.9
Operating expenses
Sales and marketing	15,721	39.2	15,466	41.5
Research and development	2,530	6.3	936	2.5
General and administrative	6,130	15.3	5,622	15.1
Total operating expenses	24,381	60.7	22,024	59.1
Loss from operations	(5,522)	(13.8)	(4,916)	(13.2)
Loss before income taxes	(5,910)	(14.7)	(4,937)	(13.2)
Net loss	$(5,996)	(14.9)%	$(5,069)	(13.6)%

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

	Three Months Ended March 31,		Change
	2015	2014		%
	(dollars in thousands)
Revenue	$40,145	$37,292	$2,853	7.7%

For the three months ended March 31, 2015, revenue increased $2.9 million, or 7.7%, compared to the three months ended March 31, 2014. The increase was primarily due to an increase of $3.1 million in net advertising sales. The increase in net advertising sales was primarily driven by an increase in the number of advertising customers, including those located in international markets we operate in and others we have recently entered. We had 455 advertising customers for the three month ended March 31, 2015, an increase of 30%, compared to 351 for the three months ended March 31, 2014. The average revenue per advertising customer for the three months ended March 31, 2015 was $87,000, a decrease of 16%, compared to $104,000 for the three months ended March 31, 2014. The decrease in average revenue per advertising customer was primarily the result of the increase in the number of new advertising customers, particularly new international customers, which tend to start out deploying smaller digital video advertising budgets through our solutions. Our top 20 advertising customers for the three months ended March 31, 2015 accounted for $19.0 million, or 47%, of our revenue, compared to $16.9 million, or 45%, of our revenue for the three months ended March 31, 2014.

Cost of Revenue and Gross Profit

Our cost of revenue primarily consists of costs incurred with digital media property owners, typically under revenue-sharing arrangements. We refer to these costs as traffic acquisition costs. Generally, we incur traffic acquisition costs in the period the advertising impressions are delivered. In limited circumstances, we incur costs based on minimum guaranteed impressions. Cost of revenue also includes ad delivery costs such as labor and related costs, depreciation and amortization related to acquired technologies, internally developed software and data center assets, and Internet access costs. These expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized. We expect cost of revenues, including our traffic acquisition costs, to increase, but to remain relatively constant as a percentage of revenue in the near term.

	Three Months Ended March 31,		Change
	2015	2014		%
	(dollars in thousands)
Cost of revenue	$21,286	$20,184	$1,102	5.5%
Percentage of revenue	53.0%	54.1%
Gross profit	$18,859	$17,108	$1,751	10.2%
Percentage of revenue	47.0%	45.9%

For the three months ended March 31, 2015, cost of revenue increased $1.1 million, or 5.5%, compared to the three months ended March 31, 2014. The increase was primarily attributable to an increase of $1.2 million in traffic acquisition, third-party service and delivery, and ad delivery costs as a result of the $2.9 million increase in revenue. Partially offsetting the increase in cost of revenue was a $0.2 million decrease in other costs of revenue. For the three months ended March 31, 2015, cost of revenue, as a percentage of revenue, decreased 1.1%, to 53.0%, compared to 54.1% for the three months ended March 31, 2014, primarily as a result of the increase in revenue and the benefit of certain economies of scale.

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

	Three Months Ended March 31,		Change
	2015	2014		%
	(dollars in thousands)
Sales and marketing	$15,721	$15,466	$255	1.6%
Percentage of revenue	39.2%	41.5%

For the three months ended March 31, 2015, sales and marketing expenses increased $0.3 million, or 1.6%, compared to the three months ended March 31, 2014. The increase was primarily attributable to an increase of $0.7 million in employee compensation, benefits and other employee-related expenses, including stock-based compensation, primarily as a result of an increase in the number of employees within our sales and marketing organization as we expanded our sales and marketing organization, both domestically and internationally. Partially offsetting this increase was a decrease in other departmental expenses, including promotional, advertising and public relations costs, of $0.4 million. For the three months ended March 31, 2015, sales and marketing expenses, as a percentage of revenue, decreased by 2.3%, to 39.2%, compared to 41.5% for the three months ended March 31, 2014, primarily as a result of the increase in revenue and the benefit of certain economies of scale.

Research and Development

We engage in research and development efforts to create and enhance our data-science capabilities and proprietary technologies. Our research and development expenses primarily consist of salaries, benefits and stock-based compensation for our engineers, product development and information technology personnel. Research and development expenses also include outside services and consulting, depreciation, facilities and other overhead costs. We capitalize a portion of our research and development costs attributable to internally developed software.

As of March 31, 2015 and March 31, 2014, we had 126 and 92 research and development employees, respectively. As of March 31, 2015, 96 research and development employees were located in our Chennai and Pune, India offices. We expect our research and development expenses to increase as we continue to invest in the research and development of our products, and to increase as a percentage of revenue in the short term. We believe that our ten-year operating history and our ability to attract and retain the large pool of engineering talent available in India will help us expand our engineering resources and capabilities cost-effectively.

	Three Months Ended March 31,		Change
	2015	2014		%
	(dollars in thousands)
Research and development	$2,530	$936	$1,594	170.3%
Percentage of revenue	6.3%	2.5%

For the three months ended March 31, 2015, research and development expenses increased $1.6 million, or 170.3%, compared to the three months ended March 31, 2014. The increase was primarily attributable to an increase of $0.9 million in other departmental expenses including equipment support, maintenance and depreciation. Additionally, employee compensation, benefits and other employee-related expenses, including stock-based compensation, increased $0.7 million as a result of an increase in the number of employees within our research and development organization as we expanded our research and development organization, both domestically and internationally, as we continue to invest in existing products and emerging programmatic initiatives. For the three months ended March 31, 2015, research and development expenses, as a percentage of revenue, increased by 3.8%, to 6.3%, compared to 2.5% for the three months ended March 31, 2014 as a result of the increases in equipment support, maintenance and depreciation and in the number of research and development employees and the associated increase in employee compensation, benefits and other employee-related expenses, including stock-based compensation.

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

	Three Months Ended March 31,		Change
	2015	2014		%
	(dollars in thousands)
General and administrative	$6,130	$5,622	$508	9.0%
Percentage of revenue	15.3%	15.1%

For the three months ended March 31, 2015, general and administrative expenses increased $0.5 million, or 9.0%, compared to the three months ended March 31, 2014. The increase was primarily attributable to a $0.6 million increase in employee compensation, benefits and other employee-related expenses, including stock-based compensation, as a result of an increase in the number of employees within our general and administrative organization hired to support the growth in our business. For the three months ended March 31, 2015, general and administrative expenses, as a percentage of revenue, increased by 0.2%, to 15.3%, compared to 15.1% for the three months ended March 31, 2014, primarily as a result of the increase in general and administrative employees and the associated increase in employee-related expenses, including stock-based compensation.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest income earned on our cash equivalents and marketable securities, interest expense on our capital lease obligations, accretion and amortization on marketable securities and foreign exchange gains and losses.

	Three Months Ended March 31,
	2015	2014	Change $
	(in thousands)
Interest income	$135	$158	$(23)
Interest expense	(2)	(3)	1
Accretion and amortization on marketable securities	(92)	(126)	34
Transaction loss on foreign exchange	(429)	(52)	(377)
Other non-operating income, net	—	2	(2)
Interest and other income (expense), net	$(388)	$(21)	$(367)

For the three months ended March 31, 2015, interest and other income (expense), net increased by $0.4 million, compared to the three months ended March 31, 2014. The increase was primarily due to an increase of $0.4 million in foreign transaction exchange losses resulting from the U.S. dollar strengthening against the British pound sterling and the Euro, partially offset by a decrease of $34,000 in amortization and accretion on our investments.

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

	Three Months Ended March 31,
	2015	2014	Change $
	(in thousands)
Income tax expense	$86	$132	$(46)

For the three months ended March 31, 2015 and 2014, income tax expense was primarily related to the federal alternative minimum tax, state taxes and taxes due in foreign jurisdictions.

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

	Three Months Ended March 31,
	2015	2014
Net loss	$(5,996)	$(5,069)
Adjustments:
Interest expense	2	3
Income tax expense	86	132
Depreciation and amortization expense	1,356	1,099
Stock-based compensation expense	2,094	1,161
Total Adjustments	3,538	2,395
Adjusted EBITDA	$(2,458)	$(2,674)

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

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities. As of March 31, 2015, we had $62.7 million in cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities as of March 31, 2015 are comprised of money market funds, corporate bonds, government agency bonds and commercial paper. Cash held internationally as of March 31, 2015 totaled $1.5 million.

Since inception, we have financed our operations and capital expenditures primarily through private sales of convertible preferred stock. Upon closing our IPO we issued and sold 5,125,000 shares of common stock resulting in net proceeds of approximately $40.0 million, after deducting underwriting discounts and commissions of $3.2 million and offering expenses of $2.9 million.

In November 2014, the Company entered into a Loan and Security Agreement with SVB to borrow up to a maximum of $25.0 million collateralized by the Company’s cash deposits, accounts receivable and equipment, as well as certain other assets. The Loan and Security Agreement requires the Company to comply with certain financial and reporting covenants, including maintaining an adjusted quick ratio of 1.4 to 1.0. Annual fees under the agreement total one quarter of 1.0% of the average unused balance of the credit line per annum. As of March 31, 2015 and December 31, 2014, the Company had no borrowings outstanding under this credit line and was in compliance with all financial and reporting covenants.

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

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(3,246)	$(6,107)
Net cash used in investing activities	$(14,817)	$(8,881)
Net cash provided by financing activities	$1,048	$1,463

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

We used $3.2 million of cash for operating activities during the three months ended March 31, 2015, primarily resulting from our net loss of $6.0 million, adjusted for non-cash charges related to:

•	Depreciation and amortization of $1.4 million;
•	Stock-based compensation of $2.1 million;
•	Allowance for doubtful accounts receivable of $0.2 million;
•	Amortization of premiums on marketable securities, net of $0.1 million; and
•	Deferred income taxes of $(0.1) million.

In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows:

•	$10.9 million from a decrease in accounts receivable due to the timing of receipts from advertising customers;
•	$0.5 million from a decrease in prepaid expenses and other current assets primarily due to the timing of payments for rent, insurance and other operating costs; and
•

$(12.3) million from a decrease in accounts payable, accrued digital media property owner costs and other accrued liabilities as a result of the growth of our business and the timing of payments to our vendors.

We used $6.1 million of cash for operating activities during the three months ended March 31, 2014, primarily resulting from our net loss of $5.1 million, adjusted for non-cash charges related to:

•	Depreciation and amortization of $1.1 million;
•	Stock-based compensation of $1.2 million;
•	Allowance for doubtful accounts receivable of $0.2 million;
•	Amortization of premiums on marketable securities, net of $0.1 million; and
•	Deferred income taxes of $(0.1) million.

In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows:

•	$5.4 million from a decrease in accounts receivable due to the timing of receipts from advertising customers;
•	$(0.4) million from an increase in prepaid expenses and other current assets primarily due to the timing of payments for rent, insurance and other operating costs;
•

$(8.4) million from a decrease in accounts payable, accrued digital media property owner costs and other accrued liabilities as a result of the growth of our business and the timing of payments to our vendors; and

•	$(0.1) million from a decrease in deferred revenue.

Investing Activities

Our primary investing activities consist of (i) purchases of property and equipment to support the build out of our data centers and software to support website development and operations, and our corporate infrastructure, (ii) purchases of marketable securities, net of sales and maturities, and prior to 2013 (iii) acquisitions. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and website and internal-use software and development.

We used $14.8 million of cash for investing activities during the three months ended March 31, 2015. Significant cash increases (decreases) are as follows:

•	$(0.6) million to purchase property, equipment and software;
•	$(0.9) million to develop software for internal use;
•	$(24.3) million to purchase marketable securities; and
•	$11.1 million of proceeds from the maturities of marketable securities.

We used $8.9 million of cash for investing activities during the three months ended March 31, 2014. Significant cash increases (decreases) are as follows:

•	$(0.2) million to purchase property, equipment and software;
•	$(0.4) million to develop software for internal use; and
•	$(8.3) million to purchase marketable securities.

Financing Activities

Our financing activities consist primarily of the issuance of common stock related to the exercise of stock options and our employee stock purchase plan.

We generated $1.0 million of cash from financing activities during the three months ended March 31, 2015. We received $1.1 million of proceeds for the issuance of common stock in association with our employee stock purchase plan and from the exercise of common stock options, partially offset by $33,000 of repayments of borrowings under notes payable and capital leases.

We generated $1.5 million of cash from financing activities during the three months ended March 31, 2014. We received $1.6 million of proceeds for the issuance of common stock in association with our employee stock purchase plan and from the exercise of common stock options, partially offset by $0.2 million of repayments of borrowings under notes payable and capital leases.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements for the three months ending March 31, 2015 and 2014, and as of March 31, 2015 and December 31, 2014.

Contractual Obligations

We lease various office facilities, including our corporate headquarters in Redwood City, California, under non-cancellable operating lease agreements that expire through August 2024. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. Rent expense under operating leases totaled $0.8 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively.

We also have capital lease obligations, and enter into agreements with digital media property owners that require the purchase of a minimum number of impressions on a monthly or quarterly basis. Our capital lease obligations mature at various dates through September 2015, while purchase commitments expire on various dates through December 2016.

Our future minimum payments under these arrangements as of March 31, 2015 are as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating lease obligations	$7,834	$2,381	$3,302	$1,228	$923
Capital lease obligations	8	8	—	—	—
Traffic acquisition costs and other purchase commitments	7,430	7,280	150	—	—
Total minimum payments	$15,272	$9,669	$3,452	$1,228	$923

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. The Company has determined its uncertain tax positions as of March 31, 2015 will not result in any additional taxes payable by the Company. As a result, no amounts are shown in the table above relating to the Company’s uncertain tax positions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate and foreign exchange risks and inflation.

Interest Rate Fluctuation Risk

Our cash and cash equivalents consist of cash and highly liquid, short-term money market funds. Our marketable securities are classified as available-for-sale and consist of highly liquid corporate bonds, government agency bonds, commercial paper and certificates of deposits that comply with our minimum credit rating policy. Short-term marketable securities consist of investments with final maturities of at least three months from the date of purchase that we intend to own for up to 12 months. Long-term marketable securities consist of investments with final maturities of more than 12 months that we intend to own for at least 12 months, but not more than 24 months. By policy, the final maturity for each security within the portfolio shall not exceed 24 months from the date of purchase and the weighted average maturity of the portfolio shall not exceed 12 months at any point in time. Our borrowings under capital lease obligations are generally at fixed interest rates.

The primary objective of our investment activities is to preserve principal while maintaining liquidity and maximizing income without significantly increasing risk. Because our cash and cash equivalents have short maturities of less than three months, our cash and cash equivalents fair value is relatively insensitive to interest rate changes.

To provide a meaningful assessment of the interest rate risk within our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our portfolio. Based on investment positions as of March 31, 2015, a hypothetical 100 basis point increase in interest rates across all maturities in our portfolio would result in an immaterial incremental decline in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity. As such, we do not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. We do not enter into investments for trading or speculative purposes.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the British pound sterling and Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and intercompany balances that are denominated in currencies other than the U.S. dollar. For the three months ended March 31, 2015 and the full year 2014, foreign exchange transaction losses totaled $0.4 million and $1.0 million, respectively. To the degree that our foreign revenues and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter ended March 31, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred net losses of $6.0 million for the first quarter of 2015 and $8.7 million for the full year 2014. We had net income of $0.3 million and $6.3 million for the full years 2013 and 2012, respectively. We had an accumulated deficit of $36.4 million as of March 31, 2015. In the three months ended March 31, 2015, and in 2014, we did not generate sufficient revenue to offset operating expenses, which may occur in future periods as well. Although our revenue has increased in recent periods, it is likely that we will not be able to maintain this rate of revenue growth as a result of a variety of factors, including increased competition and the maturation of our business, and we cannot assure you that our revenue will continue to grow or will not decline. We expect to invest heavily in our operations to support anticipated future growth; as a result, our operating expenses will increase substantially and to be profitable we will need to increase our revenue sufficiently to offset these higher expenses. You should not consider our historical revenue growth or operating expenses as indicative of our future performance. If our revenue growth rate declines or our operating expenses exceed expectations, our financial performance will be adversely affected. Further, if our future growth and operating performance fail to meet investor or analyst expectations, it could have a materially negative effect on our stock price.

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

We commenced operations in 2004 and, as a result, we have only a limited operating history upon which you can evaluate our business and prospects in a rapidly evolving industry. Although we have experienced revenue growth in recent periods, it is likely that we will not be able to sustain this growth. Because the digital video advertising industry is relatively new, we will encounter risks and difficulties frequently encountered by early-stage companies in rapidly evolving industries, including the need to:

•	Maintain our reputation and build trust with advertisers and digital media property owners;

•	Offer competitive pricing to advertisers (including periodic discounting) and digital media properties;

•	Compete with larger, better capitalized competitors in addressing industry trends such as programmatic buying and real-time bidding;

•	Maintain and expand our advertising inventory;

•	Deliver advertising results that are superior to those that advertisers or digital media property owners could achieve through the use of competing providers or technologies;

•	Continue to develop, launch and upgrade the technologies that enable us to provide our solutions;

•	Respond to evolving government regulations relating to the Internet, telecommunications, mobile, privacy, marketing and advertising aspects of our business;

•	Identify, attract, retain and motivate qualified personnel; and

•	Manage expanding operations, including our international expansion.

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

Our operating results are difficult to predict, particularly because we generally do not have long-term arrangements with our customers, and have historically fluctuated. Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past operating results as an indication of our future performance. Factors that may affect our quarterly operating results include:

•	Seasonal patterns in advertising;

•	The addition and loss of new advertisers and digital media properties;

•	Our variable and unpredictable transaction-based sales cycle;

•	Changes in demand for our solutions;

•	Advertising budgets of our advertiser customers;

•	Advertiser cancellation of insertion orders;

•	Changes in the amount, price and quality of available advertising inventory from digital media properties;

•	Changes in how digital advertising inventory is bought and sold;

•	The timing and amount of sales and marketing expenses incurred to attract new advertisers and digital media properties;

•	Changes in the economic prospects of advertisers or the economy generally, which could alter advertisers' spending priorities, or could increase the time it takes us to close sales with advertisers;

•	Changes in our pricing policies or the pricing policies of our competitors, and changes in the pricing of digital video advertising generally;

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

Brand advertisers represented by a single advertising agency within the OMG corporate structure accounted for approximately 12% of our revenue in the three months ended March 31, 2015. Brand advertisers represented by the same advertising agency accounted for approximately 8% of our revenue in the year ended December 31, 2014, and accounted for approximately 19% and 21% of our revenues in the years ended December 31, 2013 and 2012, respectively. A significant reduction for any reason in our revenue from digital advertising purchased by OMG or one or more brand advertisers that it represents could materially harm our financial condition and results of operations.

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

The digital video advertising market is highly competitive, with many companies providing competing solutions. We compete with Hulu and Google (YouTube and DoubleClick) as well as many ad exchanges, demand side advertiser platforms and ad networks. We also face competition from direct response (search-based) advertisers who seek to target brands. Many of our competitors are significantly larger than we are and have more capital to invest in their businesses. Our competitors may establish or strengthen cooperative relationships with digital media property partners and brand advertisers, or other parties, that limit our ability to promote our solutions and generate revenue. For example, brand advertiser customers that adopt demand-side advertiser platforms disrupt our direct client relationship with those customers. Competitors could also seek to gain market share by reducing the prices they charge to advertisers, introducing products and solutions that are similar to ours or introducing new technology tools for advertisers and digital media properties. Moreover, increased competition for video advertising inventory from digital media properties could result in an increase in the portion of advertiser revenue that we must pay to digital media property owners to acquire that advertising inventory.

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

Our business relies on our ability to deliver successful and effective video advertising campaigns. Some of those campaigns may experience fraudulent and other invalid impressions, clicks or conversions that advertisers may perceive as undesirable, such as non-human traffic generated by machines that are designed to simulate human users and artificially inflate user traffic on websites. These activities could overstate the performance of any given video advertising campaign and could harm our reputation. It may be difficult for us to detect fraudulent or malicious activity because we do not own content and rely in part on our digital media properties to control such activity. These risks become more pronounced as the digital video industry shifts to programmatic buying. While we routinely review the campaign performance on our digital media properties’ websites, such reviews may not detect or prevent fraudulent or malicious activity. If we fail to detect or prevent fraudulent or other malicious activity, the affected advertisers may experience or perceive a reduced return on their investment and our reputation may be harmed. High levels of fraudulent or malicious activity could lead to dissatisfaction with our solutions, refusals to pay, refund or future credit demands or withdrawal of future business. Further, if we are unable to detect fraudulent or other malicious activities and advertisers demand fraud-free inventory, our supply could fall drastically, making it impossible to sustain our current business model. If we fail to detect fraudulent or other malicious activities that impact the performance of our brand advertising campaigns, we could harm our reputation with our advertisers or agencies and our revenue and business would suffer.

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

There have been announcements and reports that prominent advertising platforms plan to replace cookies with alternative web tracking technologies. These alternative mechanisms have not been described in technical detail, and have not been announced with any specific stated time line. It is possible that these companies may rely on proprietary algorithms or statistical methods to track web users without the deployment of cookies, or may utilize log-in credentials entered by users into other web properties owned by these companies, such as their digital email services, to track web usage without deploying third party cookies. Alternatively, such companies may build alternative and potentially proprietary user tracking methods into their widely-used web browsers.

If and to the extent that cookies are replaced by proprietary alternatives, our continued use of cookies may face negative consumer sentiment, reduce our market share, or otherwise place us at a competitive disadvantage. If cookies are replaced, in whole or in part, by proprietary alternatives, we may be obliged to license proprietary tracking mechanisms and data from companies that have developed them, which also compete with us as advertising networks, and we may not be able to obtain such licenses on economically favorable terms. If such proprietary web-tracking standards are owned by companies that compete with us, they may be unwilling to make that technology available to us.

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

While we have not collected data that is traditionally considered personal data, such as name, email address, physical address, phone numbers or social security numbers, we typically collect and store IP addresses, geo-location information, and device or other persistent identifiers that are or may be considered personal data in some jurisdictions or otherwise may be the subject of legislation or regulation. For example, some jurisdictions in the EU regard IP addresses as personal data, and certain regulators, such as the California Attorney General’s Office, have advocated for including IP addresses, GPS-level geolocation data, and unique device identifiers as personal data under California law.

Evolving definitions of personal data within the EU, the United States and elsewhere, especially relating to the classification of IP addresses, machine or device identifiers, geo-location data and other such information, may cause us to change our business practices, diminish the quality of our data and the value of our solution, and hamper our ability to expand our offerings into the EU or other jurisdictions outside of the United States. Our failure to comply with evolving interpretations of applicable laws and regulations, or to adequately protect personal data, could result in enforcement action against us or reputational harm, which could have a material adverse impact on our business, financial condition and results of operations.

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

We do not monitor or have the ability to control whether our advertising customers' advertising of their products and solutions complies with federal, state, local and foreign laws. Failure of our advertising customers to comply with federal, state, local or foreign laws or our policies could damage our reputation and expose us to liability under these laws. We may also be liable to third parties for content in the ads we deliver if the content involved violates copyrights, trademarks or other intellectual property rights of third parties or if the content is defamatory, unfair and deceptive, or otherwise in violation of applicable laws. A third party or regulatory authority may file a claim against us even if our advertising customer has represented that its ads are lawful and that they have the right to use any copyrights, trademarks or other intellectual property included in an ad. Any of these claims could be costly and time-consuming to defend and could also hurt our reputation within the advertising industry. Further, if we are exposed to legal liability, we could be required to pay substantial fines or penalties, redesign our business methods, discontinue some of our solutions or otherwise expend significant resources. Similarly, we do not monitor or have the ability to control whether digital media property owners with which we do business are in compliance with applicable laws and regulations, or intellectual property rights of others, and their failure to do so could expose us to legal liability. Third parties may claim that we should be liable to them for content on digital media properties if the content violates copyrights, trademarks or other intellectual property rights of third parties or if the content is defamatory, unfair and deceptive, or otherwise in violation of applicable laws or other brand protection measures. These risks become more pronounced as the digital video industry shifts to programmatic buying.

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

In the United States, we have eight patents issued and 19 non-provisional patent applications pending. We also have 35 foreign and 7 international patent applications pending. There can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, or that these patents will not be challenged by third parties or found to be invalid or unenforceable. We have eight registered trademarks in the United States, 16 registered trademarks in foreign jurisdictions and are also pursuing the registration of additional trademarks and service marks in the United States and in locations outside the United States. Effective trade secret, copyright, trademark and patent protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming.

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

Prior to our IPO, we were a private company and were not required to test our internal controls on a systematic basis. In addition, we had limited accounting personnel and other resources with which to address our internal controls. As a public company we are required to evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our 2014 Annual Report on Form 10-K filed with the SEC on March 10, 2015, to provide a management report on our internal control over financial reporting. This requires that we incur substantial internal costs to maintain and expand our accounting and finance functions and that we expend significant management efforts.

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

Our stock price has been and is likely to remain volatile. Since shares of our common stock were sold in our initial public offering in August 2013 at a price of $9.00 per share, our stock price has ranged from $4.20 to $12.08 through April 30, 2015. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

We had approximately 33.4 million shares of common stock outstanding as of March 31, 2015. Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

As of March 31, 2015, approximately 9.3 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans have been registered under registration statements on Form S-8 and, subject to grants, vesting arrangements and exercise of options and the restrictions of Rule 144 in the case of our affiliates, may become available for sale in the public market.

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

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in aggregate, beneficially own approximately 51% of our outstanding common stock. These persons, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

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

None

b)	Use of Proceeds from Public Offering of Common Stock

None.

c)	Issuer Purchases of Equity Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit	Description of Exhibit

10.10*	Description of Director Compensation

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101 INS**	XBRL Instance Document

101 SCH**	XBRL Taxonomy Extension Schema

101 CAL**	XBRL Taxonomy Extension Calculation

101 DEF**	XBRL Taxonomy Extension Definition

101 LAB**	XBRL Taxonomy Extension Labels

101 PRE**	XBRL Taxonomy Extension Presentation

*	Filed herewith.

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

YuMe, Inc.

/s/ Tony Carvalho

Tony Carvalho Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 8, 2015

INDEX TO EXHIBITS

Exhibit	Description of Exhibit

10.10*	Description of Director Compensation

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101 INS**	XBRL Instance Document

101 SCH**	XBRL Taxonomy Extension Schema

101 CAL**	XBRL Taxonomy Extension Calculation

101 DEF**	XBRL Taxonomy Extension Definition

101 LAB**	XBRL Taxonomy Extension Labels

101 PRE**	XBRL Taxonomy Extension Presentation

*	Filed herewith.

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