Form 10-Q
period 2015-06-30
YuMe Inc
filed 2015-08-10
CIK 1415624

___________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

___________________________________________________________________

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒

As of July 31, 2015, there were 33,836,450 shares of the Registrant’s common stock outstanding.

YuMe, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YuMe, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	As of June 30, 2015	As of December 31, 2014
Assets		(1)
Current assets:
Cash and cash equivalents	$25,206	$38,059
Marketable securities	22,291	26,158
Accounts receivable, net	53,109	68,441
Prepaid expenses and other current assets	2,971	3,642
Total current assets	103,577	136,300
Marketable securities, long-term	19,298	2,428
Property, equipment and software, net	11,177	10,407
Goodwill	3,902	3,902
Intangible assets, net	994	1,329
Restricted cash	292	292
Deposits and other assets	440	384
Total assets	$139,680	$155,042
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,605	$11,692
Accrued digital media property owner costs	16,419	18,277
Accrued liabilities	12,859	16,338
Deferred revenue	203	198
Capital leases, current	1	41
Total current liabilities	37,087	46,546
Other long-term liabilities	115	117
Deferred tax liability	311	431
Total liabilities	37,513	47,094

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock: $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized as of June 30, 2015 and December 31, 2014; 33,774,422 and 33,066,327 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	34	33
Additional paid-in-capital	144,564	138,497
Treasury stock: 66,666 shares as of June 30, 2015 and December 31, 2014	—	—
Accumulated deficit	(42,253)	(30,422)
Accumulated other comprehensive loss	(178)	(160)
Total stockholders’ equity	102,167	107,948
Total liabilities and stockholders’ equity	$139,680	$155,042

(1)

The condensed consolidated balance sheet data as of December 31, 2014 was derived from audited financial statements at that date, but does not include all of the information required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$40,403	$40,386	$80,548	$77,678
Cost of revenue	23,416	20,677	44,702	40,861
Gross profit	16,987	19,709	35,846	36,817
Operating expenses:
Sales and marketing	14,814	15,854	30,535	31,320
Research and development	2,613	1,509	5,143	2,445
General and administrative	5,741	4,675	11,871	10,297
Total operating expenses	23,168	22,038	47,549	44,062
Loss from operations	(6,181)	(2,329)	(11,703)	(7,245)
Interest and other income (expense), net
Interest expense	(1)	(3)	(3)	(6)
Other income (expense), net	387	(168)	1	(186)
Total interest and other income (expense), net	386	(171)	(2)	(192)
Loss before income taxes	(5,795)	(2,500)	(11,705)	(7,437)
Income tax expense	40	60	126	192
Net loss	$(5,835)	$(2,560)	$(11,831)	$(7,629)

Net loss per share:
Basic	$(0.17)	$(0.08)	$(0.35)	$(0.24)
Diluted	$(0.17)	$(0.08)	$(0.35)	$(0.24)
Weighted-average shares used to compute net loss per share:
Basic	33,602	32,398	33,399	32,257
Diluted	33,602	32,398	33,399	32,257

See accompanying notes to condensed consolidated financial statements.

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(5,835)	$(2,560)	$(11,831)	$(7,629)
Other comprehensive income (loss):
Foreign currency translation adjustments	21	(6)	(24)	(15)
Change in fair value of marketable securities, net of tax	(10)	5	6	14
Other comprehensive income (loss)	11	(1)	(18)	(1)
Comprehensive loss	$(5,824)	$(2,561)	$(11,849)	$(7,630)

See accompanying notes to condensed consolidated financial statements.

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net loss	$(11,831)	$(7,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,727	2,210
Stock-based compensation	4,610	2,484
Allowance for doubtful accounts receivable	223	249
Deferred income taxes	(117)	(134)
Amortization of premiums on marketable securities, net	196	258
Changes in operating assets and liabilities:
Accounts receivable	15,109	15,497
Prepaid expenses and other current assets	671	62
Deposits and other assets	(56)	19
Accounts payable	(4,188)	(1,262)
Accrued digital media property owner costs	(1,858)	(5,490)
Accrued liabilities	(3,488)	(1,173)
Deferred revenue	5	77
Other liabilities	(2)	(8)
Net cash provided by operating activities	2,001	5,160
Investing activities:
Purchases of property and equipment	(1,010)	(2,535)
Capitalized software development costs	(1,796)	(812)
Purchases of marketable securities	(28,396)	(11,703)
Maturities of marketable securities	15,203	3,600
Net cash used in investing activities	(15,999)	(11,450)
Financing activities:
Repayments of borrowings under capital leases	(40)	(228)
Proceeds from exercise of common stock options and employee stock purchase plan	1,209	2,508
Net cash provided by financing activities	1,169	2,280
Effect of exchange rate changes on cash and cash equivalents	(24)	15
Change in cash and cash equivalents	(12,853)	(3,995)
Cash and cash equivalents—Beginning of period	38,059	42,626
Cash and cash equivalents—End of period	$25,206	$38,631
Supplemental disclosures of cash flow information
Cash paid for interest	$—	$6
Cash paid for income taxes	$244	$1,377
Stock-based compensation capitalized for internal-use software	$258	$176
Non-cash investing and financing activities
Purchases of property and equipment recorded in accounts payable	$138	$38

See accompanying notes to condensed consolidated financial statements.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Description of Business

Organization and Nature of Operations

YuMe, Inc. (the "Company") was incorporated in Delaware on December 16, 2004. The Company, including its wholly-owned subsidiaries, is a leading independent provider of digital video brand advertising solutions. The Company's proprietary technologies serve the specific needs of brand advertisers and enable them to find and target large, brand-receptive audiences across a wide range of Internet connected devices and digital media properties. The Company's software is used by global digital media properties to monetize professionally-produced content and applications. The Company offers audience targeting capabilities to its advertisers by dynamically matching relevant audiences available through its digital media property partners with appropriate advertising campaigns.

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 with the SEC on March 10, 2015. The condensed consolidated balance sheet as of December 31, 2014, included herein was derived from the audited consolidated financial statements as of that date but does not include all disclosures required by GAAP, including notes to the financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the interim periods stated.

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

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. The original effective date for ASU 2014-09 would have required the Company to adopt beginning in its first quarter of 2017. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Company may adopt the standard in either its first quarter of 2017 or its first quarter of 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the timing of its adoption and the impact of adopting the new revenue standard on its consolidated financial statements.

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

Except for a single advertising agency customer noted below, credit risk with respect to accounts receivable is dispersed due to the large number of advertising customers. Collateral is not required for accounts receivable. The Company performs ongoing credit evaluations of customers’ financial condition and periodically evaluates its outstanding accounts receivable and establishes an allowance for doubtful accounts receivable based on the Company’s historical experience, the current aging and circumstances of accounts receivable and general industry and economic conditions. Accounts receivable are written off by the Company when it has been determined that all available collection avenues have been exhausted. In the three and six months ended June 2015, uncollectible account write-offs totaled $42,000 and $0.1 million, respectively. No uncollectible amounts were written off in the three and six months ended June 30, 2014. Prior to 2014, write-offs for uncollectible accounts were not significant. However, if circumstances change, higher than expected uncollectible accounts may result in future write-offs that are greater than the Company’s estimates.

A single advertising agency accounted for approximately 11% of the Company’s accounts receivable as of June 30, 2015. No other customers accounted for 10% or more of the Company’s accounts receivable as of June 30, 2015 and December 31, 2014.

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Allowance for doubtful accounts receivable:
Balance – beginning of period	$1,665	$1,266	$1,471	$1,056
Allowance for doubtful accounts receivable	(17)	39	223	249
Doubtful accounts receivable write-offs	(42)	—	(88)	—
Balance – end of period	$1,606	$1,305	$1,606	$1,305

3.	Fair Value of Financial Instruments

The accounting guidance for fair value measurements prioritizes the inputs used in measuring fair value in the following hierarchy:

Level 1 –	Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 –	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 –	Unobservable inputs for which there is little or no market data, which require the Company to develop its own assumptions.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amounts of accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities.

Marketable securities with final maturities of at least three months but no more than 12 months from the date of purchase are classified as short-term and marketable securities with final maturities of more than one year but less than two years from the date of purchase are classified as long-term. The Company’s marketable securities are classified as available-for-sale and consist of high quality, investment grade securities from diverse issuers with predetermined minimum credit ratings. The Company values these securities based on pricing information it receives from security pricing vendors who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. However, the Company classifies all of its marketable securities as having Level 2 inputs. The valuation techniques used to measure the fair value of the Company’s marketable securities having Level 2 inputs were derived from market prices that are corroborated by observable market data and quoted market prices for similar instruments.

Beginning in the second quarter of 2015, the Company entered into non-designated derivative instruments, specifically foreign currency forward contracts, to partially offset the foreign currency exchange gains and losses generated by the re-measurement of certain assets and liabilities denominated in non-functional currencies. The Company’s foreign currency forward contracts have terms of no more than 12 months, are classified as Level 2 and are valued using alternative pricing sources, such as spot currency rates, that are observable for the entire term of the asset or liability. These derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in other income (expense), net in the condensed consolidated statement of operations.

The following tables present information about the Company’s money market funds, marketable securities and foreign currency forward contracts measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Fair Value Measurements at June 30, 2015
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$10,896	$—	$—	$10,896

Marketable securities:
Corporate bonds	$—	$32,587	$—	$32,587
Government agency bonds		7,802		7,802
Commercial paper	—	1,200	—	1,200
Total marketable securities	$—	$41,589	$—	$41,589

Foreign currency forward contracts, net (2)	$—	$118	$—	$118

(1)	Included in “Cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of June 30, 2015.
(2)	Included in “Accrued liabilities” in the accompanying condensed consolidated balance sheet as of June 30, 2015.

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$11,304	$—	$—	$11,304

Marketable securities:
Corporate bonds	$—	$28,586	$—	$28,586
Total marketable securities	$—	$28,586	$—	$28,586

(1)	Included in “Cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of December 31, 2014.

4.	Cash, Cash Equivalents, Marketable Securities and Derivative Instruments

The Company’s cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase. Short- and long-term marketable securities are comprised of highly liquid available-for-sale financial instruments (primarily corporate bonds, government agency bonds, commercial paper and certificates of deposit) with final maturities of at least three months but no more than 24 months from the date of purchase. Foreign currency forward contracts consist of contracts to sell British pound sterling and euro as future specified prices and have terms of no more than 12 months. The cost, gross unrealized gains and losses and fair value of the Company’s marketable securities and foreign currency forward contracts consisted of the following as of June 30, 2015 and December 31, 2014 (in thousands):

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015:
Cash	$14,310	$—	$—	$14,310
Cash equivalents:
Money market funds	10,896	—	—	10,896
Total cash and cash equivalents	25,206	—	—	25,206
Marketable securities:
Corporate bonds	32,617	4	(34)	32,587
Government agency bonds	7,795	7	—	7,802
Commercial paper	1,200	—	—	1,200
Total marketable securities	41,612	11	(34)	41,589
Total cash, cash equivalents and marketable securities	$66,818	$11	$(34)	$66,795

Forward currency forward contracts, net	$—	$—	$(118)	$(118)

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014:
Cash	$26,755	$—	$—	$26,755
Cash equivalents:
Money market funds	11,304	—	—	11,304
Total cash and cash equivalents	38,059	—	—	38,059
Marketable securities:
Corporate bonds	28,615	1	(30)	28,586
Total marketable securities	28,615	1	(30)	28,586
Total cash, cash equivalents and marketable securities	$66,674	$1	$(30)	$66,645

Unrealized gains and losses, net of taxes, are included in “Accumulated other comprehensive loss,” which is reflected as a separate component of stockholders’ equity on the condensed consolidated balance sheets.

5.	Foreign Currency Transaction Risk—Foreign Currency Forward Contracts

The Company transacts business in various foreign currencies and in the second quarter of 2015 established a program that utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Under this program, to the Company enters into foreign currency forward contracts so that increases or decreases in foreign currency exposures are offset at least in part by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with the Company’s foreign currency transactions. The Company may suspend this program from time to time. Foreign currency exposures typically arise from British pound and euro denominated transactions that the Company expects to cash settle in the near term, which are charged against earnings in the period incurred. The Company’s foreign currency forward contracts are short-term in duration.

The Company does not use foreign currency forward contracts for trading purposes nor does it designate forward contracts as hedging instruments pursuant to ASC 815. Accordingly, the Company records the fair values of these contracts as of the end of its reporting period to its condensed consolidated balance sheets with changes in fair values recorded to its condensed consolidated statement of operations. Given the short duration of the forward contracts, the amount recorded is not significant. The balance sheet classification for the fair values of these forward contracts is prepaid expenses and other current assets for a net unrealized gain position, and accrued liabilities for a net unrealized loss position. The statement of operations classification for changes in fair value of these forward contracts is other income (expense), net for both realized and unrealized gains and losses.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company expects to continue to realize gains or losses with respect to its foreign currency exposures, net of gains or losses from its foreign currency forward contracts. The Company’s ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that it enters into, the currency exchange rates associated with these exposures and changes in those rates, the net realized gain or loss on its foreign currency forward contracts and other factors. As of June 30, 2015, the notional amount of the forward contracts the Company held to purchase U.S. dollars in exchange for British pounds and euros was $4.8 million and the aggregate fair value was $4.9 million. Net foreign exchange transaction gains included in other income (expense), net in the Company’s condensed consolidated statements of operations was $0.3 million for the three months ended June 30, 2015, which included $0.4 million of net gains, partially offset by a $0.1 million loss relating to the Company’s British pound sterling and euro forward contracts. For the six months ended June 30, 2015, net foreign transaction exchange gains and losses in the Company’s condensed consolidated statements of operations were not material.

6.	Goodwill and Intangible Assets

The intangible assets detail for the periods presented (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (years)
June 30, 2015:
Developed technology	$2,950	$(1,975)	$975	1.5
Customer relationships	104	(85)	19	0.9
Non-compete agreement	53	(53)	—	—
	$3,107	$(2,113)	$994

December 31, 2014:
Developed technology	$2,950	$(1,650)	$1,300	2.0
Customer relationships	104	(75)	29	1.4
Non-compete agreement	53	(53)	—	—
	$3,107	$(1,778)	$1,329

Amortization expense for both of the three months ended June 30, 2015 and 2014 was $0.2 million, and was $0.3 million and $0.4 million for the six months ended June 30, 2015 and 2014, respectively. Amortization expense related to developed technology is included as a component of “Cost of revenue” in the condensed consolidated statements of operations. Goodwill remained unchanged at $3.9 million as of June 30, 2015 and December 31, 2014.

7.	Borrowings

In November 2014, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to borrow up to a maximum of $25.0 million collateralized by the Company’s cash deposits, accounts receivable and equipment, as well as certain other assets. The Loan and Security Agreement requires the Company to comply with certain financial and reporting covenants, including maintaining an adjusted quick ratio of 1.4 to 1.0. Annual fees under the agreement total one quarter of 1.0% of the average unused balance of the credit line per annum. As of June 30, 2015 and December 31, 2014, the Company had no borrowings outstanding under this credit line and was in compliance with all financial and reporting covenants.

8.	Commitments and Contingencies

Leases

The Company leases office facilities under various non-cancellable operating leases that expire through August 2024. Rent expense under operating leases totaled $0.7 million and $1.5 million for the three and six months ended June 30, 2015, respectively, and totaled $0.6 million and $1.2 million in the three and six months ended June 30, 2014, respectively. In addition, the Company leases certain equipment and computers under capital lease arrangements that expire at various dates through September 2015.

Purchase Commitments

During the normal course of business, to secure adequate ad inventory and impressions for its sales arrangements, the Company periodically enters into agreements with digital media property owners that require purchase of a minimum number of impressions on a monthly or quarterly basis. Purchase commitments as of June 30, 2015 expire on various dates through December 2017.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

9.	Stockholders’ Equity

Preferred Stock

Immediately following the closing of the Company’s initial public offering (“IPO”), to the Company’s certificate of incorporation was amended to, among other things, authorize the Company to issue up to 20,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2015 and December 31, 2014, no shares of preferred stock were outstanding.

Common Stock

Immediately following the closing of the Company’s IPO, the Company’s certificate of incorporation was amended to, among other things, authorize the Company to issue up to 200,000,000 shares of common stock. As of June 30, 2015 and December 31, 2014, there were 33,774,422 and 33,066,327 shares of common stock issued and outstanding, respectively.

The following table summarizes common stock activity:

Number of Shares
Outstanding at December 31, 2014	33,066,327
Common stock issued in association with option and warrant exercises	199,075
Common stock issued in association with restricted stock units vesting	338,652
Common stock issued in association with the employee stock purchase plan	170,368
Outstanding at June 30, 2015	33,774,422

Treasury Stock

As of June 30, 2015 and December 31, 2014, the Company held 66,666 shares of treasury stock related to the acquisition of Crowd Science, Inc. Treasury stock is carried at cost and could be re-issued if the Company determined to do so.

Shares Reserved for Future Issuance

As of June 30, 2015 and December 31, 2014, the Company has reserved the following shares of common stock for future issuance:

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	As of June 30, 2015	As of December 31, 2014
Common stock reserved:
Common stock options	4,922,280	5,058,641
Restricted stock units	2,031,762	1,082,939
Warrants to purchase common stock	—	24,838
Shares available for future issuance under the 2013 Equity Incentive Plan	1,219,409	984,455
Employee stock purchase plan	664,309	504,014
	8,837,760	7,654,887

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

The Company’s 2013 Equity Incentive Plan (the “2013 Plan”) became effective on August 6, 2013. The 2013 Plan serves as the successor equity compensation plan to the 2004 Plan. The 2013 Plan will terminate on July 23, 2023. The 2013 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance stock awards, restricted stock units and stock bonus awards to employees, directors and consultants. Stock options granted must be at prices not less than 100% of the fair market value at date of grant. Option vesting schedules are determined by the Company at the time of issuance and they generally vest at 25% on the first anniversary of the grant (or the employment or service commencement date) and monthly over the next 36 months. Options generally expire ten years from the date of grant unless the optionee is a 10% stockholder, in which case the term will be five years from the date of grant. Unvested options exercised are subject to the Company’s repurchase right. The Company initially reserved 2,000,000 shares of its common stock for issuance under the 2013 Plan, and shares reserved for issuance increase January 1 of each year by the lesser of (i) 5% of the number of shares issued and outstanding on December 31 immediately prior to the date of increase or (ii) such lesser number of shares as may be determined by the board of directors. On January 1, 2015, shares reserved for issuance under the 2013 Plan increased by 1,653,316.

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

The following table summarizes option award activity:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2014	5,059	$5.54	5.78	$3,461
Granted (1)	1,005	$5.24
Exercised	(187)	$2.81
Cancelled and forfeited (2)	(955)	$8.10
Balance at June 30, 2015	4,922	$5.09	6.69	$4,221
Vested as of June 30, 2015 and expected to vest thereafter (3)	4,671	$5.02	6.60	$4,187
Vested and exercisable as of June 30, 2015	3,141	$4.40	5.78	$3,939

(1)	Options granted include 0.7 million re-issued options in connection with a modification. See “Modification of Employee Stock Options” below for more information.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2)	Options cancelled and forfeited include 0.7 million options that were cancelled in connection with a modification. See “Modification of Employee Stock Options” below for more information.
(3)	Options expected to vest reflect an estimated forfeiture rate.

The weighted average grant date fair value of options granted was $2.70 and $2.91 in the three and six months ended June 30, 2015, respectively, and was $3.73 and $3.82 in the three and six months ended June 30, 2014, respectively. The aggregate intrinsic value represents the difference between the market value of the Company’s common stock and the exercise price of outstanding in-the-money options. The total intrinsic value of options exercised was approximately $0.2 million and $0.5 million for the three and six months ended June 30, 2015, respectively, and was $0.4 million and $1.6 million for the three and six months ended June 30, 2014, respectively.

The following table summarizes restricted stock unit activity:

	Number of Shares (in thousands)	Weighted Average Fair Value at Grant	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1) (in thousands)
Balance at December 31, 2014	1,083	$5.92	1.39	$5,458
Granted	1,459	$5.61
Released	(340)	$6.06
Cancelled and forfeited	(170)	$6.07
Balance at June 30, 2015	2,032	$5.66	1.12	$11,012

(1)	The intrinsic value of RSUs is based on the Company’s closing stock price as reported by the New York Stock Exchange on June 30, 2015.

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

Employee Stock Purchase Plan

The Company’s 2013 Employee Stock Purchase Plan (the “2013 Purchase Plan”) became effective on August 6, 2013 and is designed to enable eligible employees to periodically purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. Purchases are accomplished through participation in discrete offering periods. The 2013 Purchase Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. The Company originally reserved 500,000 shares of its common stock for issuance under the 2013 Purchase Plan and shares reserved for issuance increase January 1 of each year by the lesser of (i) a number of shares equal to 1% of the total number of outstanding shares of common stock on December 31 immediately prior to the date of increase or (ii) such number of shares as may be determined by the board of directors. A total of 170,368 shares were purchased by employees under the Company’s ESPP for the six months ended June 30, 2015.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The expected term of the 2013 Purchase Plan is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015			2014
Expected term (years)	0.50	0.50		0.50		0.50
Volatility	56%	80%	56%	-	80%	80%
Risk-free interest rate	0.07%	0.08%	0.05%	-	0.07%	0.08%
Dividend yield	—	—		—		—

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

The fair value of option grants is determined using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015			2014
Expected term (years)	6.00	6.00		6.00			6.00
Volatility	56%	80%		56%			80%
Risk-free interest rate	1.79%	2.02%	1.54%	-	1.79%	1.89%	-	2.02%
Dividend yield	—	—		—			—

The following table summarizes the effects of stock-based compensation related to vesting stock-based awards included in the Company’s accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue (1)	$69	$84	$181	$147
Sales and marketing	1,026	664	1,926	1,228
Research and development (2)	316	146	520	193
General and administrative	1,105	429	1,983	916
Total employee stock-based compensation	$2,516	$1,323	$4,610	$2,484

(1)	Excludes $6,000 for the six months ended June 30, 2015 that was capitalized as part of internal-use software development costs.
(2)

Excludes $126,000, and $252,000 for the three and six months ended June 30, 2015, respectively, and $72,000 and $176,000 for the three and six months ended June 30, 2014, respectively, that was capitalized as part of internal-use software development costs.

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

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Net Loss per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

Net Loss per Share Attributable to Common Stockholders	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(5,835)	$(2,560)	$(11,831)	$(7,629)

Denominator:
Weighted-average shares used in computing net loss per share:
Basic	33,602	32,398	33,399	32,257
Weighted-average effect of potentially dilutive shares:
Stock options	—	—	—	—
Restricted stock units	—	—	—	—
Diluted	33,602	32,398	33,399	32,257
Net loss per share:
Basic	$(0.17)	$(0.08)	$(0.35)	$(0.24)
Diluted	$(0.17)	$(0.08)	$(0.35)	$(0.24)

The following weighted-average equity shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	3,462	3,434	3,496	3,298
Restricted stock units	380	347	365	44
Convertible common stock warrants	6	20	3	20
Employee stock purchase plan	12	5	14	1

11.	Segments and Geographical Information

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Domestic	$33,044	$33,225	$66,767	$65,903
Foreign	7,359	7,161	13,781	11,775
Total revenue	$40,403	$40,386	$80,548	$77,678

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

We generate revenue by delivering digital video advertisements on Internet-connected devices. Our ads run when users choose to view video content on their devices. Advertising customers submit orders to us and we fulfill those orders by delivering their digital video advertisements to audiences available through digital media properties, a process that we refer to as an advertising campaign. We are typically paid on a CPM basis, of which we generally pay digital media properties a negotiated percentage. Our customers primarily consist of large global brands and their advertising agencies. In the three months ended June 30, 2015, we had 565 customers, including 65 of the top 100 U.S. advertisers as ranked by the AdAge 100, such as American Express, AT&T, GlaxoSmithKline, Home Depot and McDonald's.

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

For further information on all of our critical accounting policies and estimates, refer to our 2014 Annual Report on Form 10-K filed with SEC on March 10, 2015.

Recent Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. The original effective date for ASU 2014-09 would have required the Company to adopt beginning in its first quarter of 2018. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Company may adopt the standard in either its first quarter of 2018 or 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the timing of its adoption and the impact of adopting the new revenue standard on its consolidated financial statements.

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of revenue for those periods (certain items may not foot due to rounding). The period-to-period comparison of financial results is not necessarily indicative of future results. These tables include all adjustments, consisting only of normal recurring adjustments that we consider necessary for the fair statement of our consolidated financial position and operating results for the quarters presented. Seasonality has caused, and is likely to continue to cause fluctuations in our quarterly results.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Condensed Consolidated Statements of Operations Data:	(dollars in thousands)
Revenue	$40,403	100.0%	$40,386	100.0%	$80,548	100.0%	$77,678	100.0%
Cost of revenue	23,416	58.0	20,677	51.2	44,702	55.5	40,861	52.6
Gross profit	16,987	42.0	19,709	48.8	35,846	44.5	36,817	47.4
Operating expenses
Sales and marketing	14,814	36.7	15,854	39.3	30,535	37.9	31,320	40.3
Research and development	2,613	6.5	1,509	3.7	5,143	6.4	2,445	3.1
General and administrative	5,741	14.2	4,675	11.6	11,871	14.7	10,297	13.3
Total operating expenses	23,168	57.3	22,038	54.6	47,549	59.0	44,062	56.7
Loss from operations	(6,181)	(15.3)	(2,329)	(5.8)	(11,703)	(14.5)	(7,245)	(9.3)
Loss before income taxes	(5,795)	(14.3)	(2,500)	(6.2)	(11,705)	(14.5)	(7,437)	(9.6)
Net loss	$(5,835)	(14.4)%	$(2,560)	(6.3)%	$(11,831)	(14.7)%	$(7,629)	(9.8)%

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

We count direct advertising customers in accordance with the following principles: (i) we count each advertiser, not the advertising agencies through which its ad insertion orders may be placed, as the customer; and (ii) entities that are part of the same corporate structure are counted as a single customer. We also generate other revenue from digital media property owners, including platform fees, professional service fees and ad serving fees, and other revenue from intermediaries that have relationships with advertising agencies and advertisers. In calculating revenue per direct advertising customer, we exclude this other revenue.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Revenue	$40,403	$40,386	$17	0.0%	$80,548	$77,678	$2,870	3.7%

For the three months ended June 30, 2015, revenue remained flat compared to the three months ended June 30, 2014. Net advertising revenue increased $0.3 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, offset by a decrease of $0.3 million in platform licensing and other revenue. Net advertising sales were negatively impacted in the three months ended June 30, 2015 due primarily to internal operational issues. The $0.3 million increase in net advertising sales was primarily driven by an increase in the number of advertising customers. We had 565 advertising customers for the three months ended June 30, 2015, an increase of 32.0%, compared to 428 for the three months ended June 30, 2014. The average revenue per advertising customer for the three months ended June 30, 2015 was $71,000, a decrease of 23.7%, compared to $93,000 for the three months ended June 30, 2014. The decrease in average revenue per advertising customer was primarily the result of the increase in the number of new advertising customers, particularly new international customers, which tend to start out deploying smaller digital video advertising budgets through our solutions. Our top 20 advertising customers for the three months ended June 30, 2015 accounted for $15.0 million, or 37.1%, of our revenue, compared to $17.1 million, or 42.3%, of our revenue for the three months ended June 30, 2014.

For the six months ended June 30, 2015, revenue increased $2.9 million, or 3.7%, compared to the six months ended June 30, 2014. The increase was primarily due to a $3.3 million increase in net advertising sales, partially offset by a decrease of $0.4 million in platform licensing and other revenue. The increase in net advertising sales was primarily driven by an increase in the number of advertising customers. We had 706 advertising customers for the six months ended June 30, 2015, an increase of 30.0%, compared to 543 for the six months ended June 30, 2014. The average revenue per advertising customer for the six months ended June 30, 2015 was $113,000, a decrease of 19.7%, compared to $140,000 for the six months ended June 30, 2014. The decrease in average revenue per advertising customer was primarily the result of the increase in the number of new advertising customers, particularly new international customers, which tend to start out deploying smaller digital video advertising budgets through our solutions. Our top 20 advertising customers for the six months ended June 30, 2015 accounted for $31.2 million, or 38.8%, of our revenue, compared to $31.2 million, or 40.2%, of our revenue for the six months ended June 30, 2014.

Cost of Revenue and Gross Profit

Our cost of revenue primarily consists of costs incurred with digital media property owners, typically under revenue-sharing arrangements. We refer to these costs as traffic acquisition costs. Generally, we incur traffic acquisition costs in the period the advertising impressions are delivered. In limited circumstances, we incur costs based on minimum guaranteed impressions. Cost of revenue also includes ad delivery costs such as labor and related costs, depreciation and amortization related to acquired technologies, internally developed software and data center assets, and Internet access costs. These expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized. We expect cost of revenues, including our traffic acquisition costs, to increase in absolute dollars, but to remain constant as a percentage of revenue in the near term.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Cost of revenue	$23,417	$20,677	$2,739	13.2%	$44,702	$40,861	$3,841	9.4%
Percent of revenue	58.0%	51.2%			55.5%	52.6%
Gross profit	$16,987	$19,709	$(2,722)	(13.8)%	$35,846	$36,817	$(971)	(2.6)%
Percent of revenue	42.0%	48.8%			44.5%	47.4%

For the three months ended June 30, 2015, cost of revenue increased $2.7 million, or 13.2%, compared to the three months ended June 30, 2014. The increase was primarily attributable to an increase of $3.9 million in traffic acquisition costs resulting from a greater dependence on non-SDK inventory to fulfill campaigns in the latter half of the quarter, and an increase of $0.3 million in third-party service and ad delivery costs. Partially offsetting these increases was a $1.5 million decrease in other costs of revenues. For the three months ended June 30, 2015, cost of revenue, as a percentage of revenue, increased 6.8%, to 58.0%, compared to 51.2% for the three months ended June 30, 2014, primarily as a result of the increase in traffic acquisition, third-party service and ad delivery costs.

For the six months ended June 30, 2015, cost of revenue increased $3.8 million, or 9.4%, compared to the six months ended June 30, 2014. The increase was primarily attributable to an increase of $5.5 million in traffic acquisition costs resulting from a greater dependence on non-SDK inventory to fulfill campaigns in the latter half of the second quarter, partially offset by a decrease of $0.1 million in third-party service and ad delivery costs and a decrease of $1.6 million in other costs of revenues. For the six months ended June 30, 2015, cost of revenue, as a percentage of revenue, increased 2.9%, to 55.5%, compared to 52.6% for the six months ended June 30, 2014, primarily as a result of the increase in traffic acquisition, third-party service and ad delivery costs.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Sales and marketing	$14,814	$15,854	$(1,040)	(6.6)%	$30,535	$31,320	$(785)	(2.5)%
Percent of revenue	36.7%	39.3%			37.9%	40.3%

For the three months ended June 30, 2015, sales and marketing expenses decreased $1.0 million, or 6.6%, compared to the three months ended June 30, 2014. The decrease was primarily attributable to a decrease of $0.8 million in employee compensation, benefits and other employee-related expenses, primarily as a result of a decrease in the number of employees within our sales and marketing organization. Other departmental expenses, including advertising, promotions, tradeshows, sponsorships and consulting services decreased $0.2 million. For the three months ended June 30, 2015, sales and marketing expenses, as a percentage of revenue, decreased by 2.6%, to 36.7%, compared to 39.3% for the three months ended June 30, 2014, primarily as a result of the decrease in headcount and marketing activities including advertising, promotions, tradeshows, sponsorships and consulting services.

For the six months ended June 30, 2015, sales and marketing expenses decreased $0.8 million, or 2.5%, compared to the six months ended June 30, 2014. The decrease was primarily attributable to a decrease of $0.7 million in other departmental expenses, including advertising, promotions, tradeshows, sponsorships and consulting services. Additionally, employee compensation, commissions, benefits and other employee-related expenses decreased of $0.1 million. For the six months ended June 30, 2015, sales and marketing expenses, as a percentage of revenue, decreased by 2.4%, to 37.9%, compared to 40.3% for the six months ended June 30, 2014, primarily as a result of the decrease in marketing activities including advertising, promotions, tradeshows, sponsorships and consulting services.

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

As of June 30, 2015 and 2014, we had 119 and 101 research and development employees, respectively. As of June 30, 2015, 92 research and development employees were located in our Chennai and Pune, India offices. We expect our research and development expenses to increase as we continue to invest in the research and development of our products, and to increase as a percentage of revenue in the short term. We believe that our ten-year operating history and our ability to attract and retain the large pool of engineering talent available in India will help us expand our engineering resources and capabilities cost-effectively.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Research and development	$2,613	$1,509	$1,104	73.2%	$5,143	$2,445	$2,698	110.3%
Percent of revenue	6.5%	3.7%			6.4%	3.1%

For the three months ended June 30, 2015, research and development expenses increased $1.1 million, or 73.2%, compared to the three months ended June 30, 2014. The increase was primarily attributable to an increase of $1.2 million in employee compensation, benefits and other employee-related expenses, including stock-based compensation, primarily as a result of an increase in the number of employees within our research and development organization to accommodate our research and development expansion, both domestically and internationally. For the three months ended June 30, 2015, research and development expenses, as a percentage of revenue, increased by 2.8%, to 6.5%, compared to 3.7% for the three months ended June 30, 2014 as a result of the increases in the number of research and development employees and the associated increase in employee compensation, benefits and other employee-related expenses, including stock-based compensation.

For the six months ended June 30, 2015, research and development expenses increased $2.7 million, or 110.3%, compared to the six months ended June 30, 2014. The increase was primarily attributable to an increase of $1.9 million in employee compensation, benefits and other employee-related expenses, including stock-based compensation, primarily as a result of an increase in the number of employees within our research and development organization to accommodate our research and development expansion, both domestically and internationally. Additionally, other departmental expenses, including equipment support and maintenance and depreciation increased $0.8 million. For the six months ended June 30, 2015, research and development expenses, as a percentage of revenue, increased 3.3%, to 6.4%, compared to 3.1% for the six months ended June 30, 2014, primarily as a result of an increase in the number of research and development employees, equipment support and maintenance and depreciation costs in the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
General and administrative	$5,741	$4,675	$1,066	22.8%	$11,871	$10,297	$1,574	15.3%
Percent of revenue	14.2%	11.6%			14.7%	13.3%

For the three months ended June 30, 2015, general and administrative expenses increased $1.1 million, or 22.8%, compared to the three months ended June 30, 2014. The increase was primarily attributable to a $0.9 million increase in employee compensation, benefits and other employee-related expenses, including stock-based compensation, as a result of an increase in the number of employees within our general and administrative organization. Additionally, other departmental expenses, including audit fees and building rental costs increased $0.2 million. For the three months ended June 30, 2015, general and administrative expenses, as a percentage of revenue, increased by 2.6%, to 14.2%, compared to 11.6% for the three months ended June 30, 2014, primarily as a result of the increase in general and administrative employees and the associated increase in employee compensation, benefits and other employee-related expenses, including stock-based compensation.

For the six months ended June 30, 2015, general and administrative expenses increased $1.6 million, or 15.3%, compared to the six months ended June 30, 2014. The increase was primarily attributable to a $1.5 million increase in employee compensation, benefits and other employee-related expenses, including stock-based compensation, as a result of an increase in the number of employees within our general and administrative organization. Additionally, other departmental expenses, including equipment and software, information technology and building rental costs increased $0.1 million. For the six months ended June 30, 2015, general and administrative expenses, as a percentage of revenue, increased by 1.4%, to 14.7%, compared to 13.3% for the six months ended June 30, 2014, primarily as a result of the increase in general and administrative employees and the associated increase in employee compensation, benefits and other employee-related expenses, including stock-based compensation.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest income earned on our cash equivalents and marketable securities, interest expense on our capital lease obligations, accretion and amortization on marketable securities, gains and losses on our derivative instruments and foreign exchange gains and losses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change $	2015	2014	Change $
	(in thousands)
Interest income	$172	$166	$6	$307	$325	$(18)
Interest expense	(1)	(3)	2	(3)	(6)	3
Accretion and amortization on marketable securities	(104)	(132)	28	(196)	(258)	62
Transaction gain (loss) on foreign exchange	440	(203)	643	11	(255)	266
Loss on derivative instruments	(118)	—	(118)	(118)	—	(118)
Other non-operating income (loss), net	(3)	1	(4)	(3)	2	(5)
Interest and other income (expense), net	$386	$(171)	$557	$(2)	$(192)	$190

For the three months ended June 30, 2015, interest and other income, net was $0.4 million, compared to interest and other expense, net of $0.2 million in the three months ended June 30, 2014. The $0.6 million change was primarily due to a realized gain of $0.4 million in foreign transaction exchange losses in the three months ended June 30, 2015 compared to a $0.2 million loss in the three months ended June 30, 2014, as a result of the U.S. dollar weakening against the British pound sterling and euro.

For the six months ended June 30, 2015, interest and other expense, net, was $2,000 compared to interest and other expense, net of $0.2 million in the six months ended June 30, 2014. The $0.2 million change was primarily due to a realized loss in foreign transaction exchange losses in the six months ended June 30, 2014.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change $	2015	2014	Change $
	(in thousands)
Income tax expense	$40	$60	$(20)	$126	$192	$(66)

For the three and six months ended June 30, 2015 and 2014, income tax expense was primarily related to the federal alternative minimum tax, state taxes and taxes due in foreign jurisdictions.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude expenses for interest, income taxes, depreciation and amortization, and stock-based compensation. We believe that adjusted EBITDA provides useful information to investors in understanding and evaluating our operating results in the same manner as management and the board of directors. This non-GAAP information is not necessarily comparable to non-GAAP information of other companies. Non-GAAP information should not be viewed as a substitute for, or superior to, net income (loss) prepared in accordance with GAAP as a measure of our profitability or liquidity. Users of this financial information should consider the types of events and transactions for which adjustments have been made. The following is a reconciliation of adjusted EBITDA to net income (loss) for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(5,835)	$(2,560)	$(11,831)	$(7,629)
Adjustments:
Interest expense	1	3	3	6
Income tax expense	40	60	126	192
Depreciation and amortization expense	1,371	1,111	2,727	2,210
Stock-based compensation expense	2,516	1,323	4,610	2,484
Total Adjustments	3,928	2,497	7,466	4,892
Adjusted EBITDA	$(1,907)	$(63)	$(4,365)	$(2,737)

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

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities. As of June 30, 2015, we had $66.8 million in cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities as of June 30, 2015 are comprised of money market funds, corporate bonds, government agency bonds and commercial paper. Cash held internationally as of June 30, 2015 totaled $2.0 million.

Since inception, we have financed our operations and capital expenditures primarily through private sales of convertible preferred stock. Upon closing our IPO we issued and sold 5,125,000 shares of common stock resulting in net proceeds of approximately $40.0 million, after deducting underwriting discounts and commissions of $3.2 million and offering expenses of $2.9 million.

In November 2014, the Company entered into a Loan and Security Agreement with SVB to borrow up to a maximum of $25.0 million collateralized by the Company’s cash deposits, accounts receivable and equipment, as well as certain other assets. The Loan and Security Agreement requires the Company to comply with certain financial and reporting covenants, including maintaining an adjusted quick ratio of 1.4 to 1.0. Annual fees under the agreement total one quarter of 1.0% of the average unused balance of the credit line per annum. As of June 30, 2015 and December 31, 2014 the Company had no borrowings outstanding under this credit line and was in compliance with all financial and reporting covenants.

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

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2015	2014
Condensed Consolidated Statements of Cash Flows Data:	(in thousands)
Net cash provided by operating activities	$2,001	$5,160
Net cash used in investing activities	$(15,999)	$(11,450)
Net cash provided by financing activities	$1,169	$2,280

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

We generated $2.0 million of cash for operating activities during the six months ended June 30, 2015, primarily resulting from our net loss of $11.8 million, adjusted for non-cash charges related to:

•	Depreciation and amortization of $2.7 million;
•	Stock-based compensation of $4.6 million;
•	Allowance for doubtful accounts receivable of $0.2 million;
•	Amortization of premiums on marketable securities, net of $0.2 million; and
•	Deferred income taxes of $(0.1) million.

In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows:

•	$15.1 million from a decrease in accounts receivable due to the timing of receipts from advertising customers;
•	$0.7 million from a decrease in prepaid expenses and other current assets primarily due to the timing of payments for rent, insurance and other operating costs; and
•

$(9.5) million from a decrease in accounts payable, accrued digital media property owner costs and other accrued liabilities as a result of the growth of our business and the timing of payments to our vendors.

We generated $5.2 million of cash for operating activities during the six months ended June 30, 2014, primarily resulting from our net loss of $7.6 million, adjusted for non-cash charges related to:

•	Depreciation and amortization of $2.2 million;
•	Stock-based compensation of $2.5 million;
•	Allowance for doubtful accounts receivable of $0.2 million;
•	Amortization of premiums on marketable securities, net of $0.3 million; and
•	Deferred income taxes of $(0.1) million.

In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows:

•	$15.5 million from a decrease in accounts receivable due to the timing of receipts from advertising customers;
•	$0.1 million from a decrease in prepaid expenses and other current assets primarily due to the timing of payments for rent, insurance and other operating costs;
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

We used $16.0 million of cash for investing activities during the six months ended June 30, 2015. Significant cash increases (decreases) are as follows:

•	$(1.0) million to purchase property, equipment and software;
•	$(1.8) million to develop software for internal use;
•	$(28.4) million to purchase marketable securities; and
•	$15.2 million of proceeds from the maturities of marketable securities.

We used $11.5 million of cash for investing activities during the six months ended June 30, 2014. Significant cash increases (decreases) are as follows:

•	$(2.5) million to purchase property, equipment and software;
•	$(0.8) million to develop software for internal use;
•	$(11.7) million to purchase marketable securities; and
•	$3.6 million of proceeds from the maturities of marketable securities.

Financing Activities

Our financing activities consist primarily of the issuance of common stock upon the exercise of stock options and pursuant to our employee stock purchase plan.

We generated $1.2 million of cash from financing activities during the six months ended June 30, 2015. We received $1.2 million of proceeds for the issuance of common stock in association with our employee stock purchase plan and from the exercise of common stock options, partially offset by $40,000 of repayments of borrowings under capital leases.

We generated $2.3 million of cash from financing activities during the six months ended June 30, 2014. We received $2.5 million of proceeds for the issuance of common stock in association with our employee stock purchase plan and from the exercise of common stock options, partially offset by $0.2 million of repayments of borrowings under capital leases.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of June 30, 2015 and December 31, 2014.

Contractual Obligations

We lease various office facilities, including our corporate headquarters in Redwood City, California, under non-cancellable operating lease agreements that expire through August 2024. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. Rent expense under operating leases totaled $0.7 million and $1.5 million for the three and six months ended June 30, 2015, respectively, and totaled $0.6 million and $1.2 million in the three and six months ended June 30, 2014, respectively.

We also have capital lease obligations, and enter into agreements with digital media property owners that require the purchase of a minimum number of impressions on a monthly or quarterly basis. Our capital lease obligations mature at various dates through September 2015, while purchase commitments expire on various dates through December 2017.

Our future minimum payments under these arrangements as of June 30, 2015 are as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating lease obligations	$7,272	$2,289	$2,958	$1,199	$826
Capital lease obligations	1	1	—	—	—
Traffic acquisition costs and other purchase commitments	5,370	4,955	415	—	—
Total minimum payments	$12,643	$7,245	$3,373	$1,199	$826

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. We have determined that our uncertain tax positions as of June 30, 2015 will not result in any additional taxes payable by us. As a result, no amounts are shown in the table above relating to our uncertain tax positions.

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

To provide a meaningful assessment of the interest rate risk within our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our portfolio. Based on investment positions as of June 30, 2015, a hypothetical 100 basis point increase in interest rates across all maturities in our portfolio would result in an immaterial incremental decline in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity. As such, we do not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. We do not enter into investments for trading or speculative purposes.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the British pound sterling and euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and we expect we will continue to experience fluctuations in our net income (loss) as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and intercompany balances that are denominated in currencies other than the U.S. dollar. For the three and six months ended June 30, 2015, foreign exchange transaction gains/(losses) totaled $0.3 million and $(0.1) million, respectively.

In the second quarter of 2015 we established a program that utilizes foreign currency forward contracts to offset the risks associated with the effects of British pound sterling and euro currency exposures. Under this program, we enter into foreign currency forward contracts so that increases or decreases in our foreign currency exposures are offset at least in part by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Our foreign currency forward contracts are short-term in duration. To the degree that our foreign revenues and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter ended June 30, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred net losses of $11.8 million for the first six months of 2015 and $8.7 million for the full year 2014. We had net income of $0.3 million and $6.3 million for the full years 2013 and 2012, respectively. We had an accumulated deficit of $42.9 million as of June 30, 2015. In the six months ended June 30, 2015, and in 2014, we did not generate sufficient revenue to offset operating expenses, which may occur in future periods as well. Although our revenue has increased in recent periods, it is likely that we will not be able to maintain this rate of revenue growth as a result of a variety of factors, including increased competition and the maturation of our business, and we cannot assure you that our revenue will continue to grow or will not decline. We expect to invest heavily in our operations to support anticipated future growth; as a result, our operating expenses will increase substantially and to be profitable we will need to increase our revenue sufficiently to offset these higher expenses. You should not consider our historical revenue growth or operating expenses as indicative of our future performance. If our revenue growth rate declines or our operating expenses exceed expectations, our financial performance will be adversely affected. Further, if our future growth and operating performance fail to meet investor or analyst expectations, it could have a materially negative effect on our stock price.

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

Brand advertisers represented by a single advertising agency within the OMG corporate structure accounted for approximately 5% and 9% of our revenue in the three and six months ended June 30, 2015, respectively. Brand advertisers represented by another advertising agency within the OMG corporate structure accounted for approximately 8% of our revenue in the year ended December 31, 2014, and accounted for approximately 19% and 21% of our revenues in the years ended December 31, 2013 and 2012, respectively. A significant reduction for any reason in our revenue from digital advertising purchased by OMG or one or more brand advertisers that it represents could materially harm our financial condition and results of operations.

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

The market for digital video advertising solutions is characterized by rapid technological change, evolving industry standards and frequent new product and service introductions. To keep pace with technological developments, satisfy increasing advertiser and digital media property requirements, maintain the attractiveness and competitiveness of our advertising solutions and ensure compatibility with evolving industry standards and protocols, we will need to anticipate and respond to varying product lifecycles, regularly enhance our current advertising solutions and develop and introduce new solutions and functionality on a timely basis. This requires significant investment of financial and other resources. For example, we are required to invest significant resources into integrating our solutions with multiple forms of Internet-connected devices in order to maintain a comprehensive advertising platform. We have periodically experienced difficulty integrating with some digital media properties. We may continue to experience similar difficulties and these difficulties will consume financial, engineering and managerial resources and we may not have the financial resources to make investments across all new forms of Internet-connected devices in the future. Additionally, Internet-connected TV is a relatively new market opportunity, from which we have realized only limited revenue, that requires us to apply financial, development, engineering and managerial resources to ensure that our advertising solutions remain compatible with the technological and market developments. Similarly, advertising exchanges and other technological developments may displace us or introduce an additional intermediate layer between us and our advertising customers and digital media properties that could impair our relationships with those customers. Our inability, for technological, business or other reasons, to enhance, develop, introduce and deliver compelling advertising solutions in response to changing market conditions and technologies or evolving expectations of advertisers, digital media properties or consumers of digital video advertising could hurt our ability to deliver successful digital video campaigns which could result in our advertising solutions becoming obsolete and a failure to grow or retain our current advertiser base.

Digital video advertising is shifting, in part, to programmatic buying and real-time bidding (“RTB”) systems. Programmatic buying is the automated purchase of digital advertising inventory through a combination of machine-based transactions, data and algorithms. RTB, a subset of programmatic buying, is the real-time purchase and sale of advertising inventory on an impression-by-impression basis on advertising exchanges. Programmatic buying and RTB are emerging and growing trends in the buying and selling of digital advertising inventory. The recognition by advertisers that an increased use of programmatic buying and RTB systems may constitute an effective way to achieve their campaign goals and cost savings, and the recognition by digital media property owners that they may achieve greater returns from an increased use of programmatic buying and RTB systems is challenging to our traditional pricing model. There can be no assurance that such trends, or the acceleration of such trends, will not erode our revenue. In 2014, we introduced Video Reach, our first generation demand-side programmatic buying solution which had limited revenue impact. We have continued to invest resources in expanding our programmatic products. In June 2015 we launched YuMe for Advertisers, or YFA, which is our second generation demand-side programmatic buying solution. We intend to offer a full end-to-end video-based programmatic solution by the end of 2015. We may be unable to successfully sell, integrate or maintain this solution and there can be no assurance that our advertising customers or our network of digital media property owners will embrace or adopt our programmatic solution.

If we fail to detect advertising fraud or other actions that impact our advertising campaign performance, we could harm our reputation with advertisers or agencies, which would cause our revenue and business to suffer.

Our business relies on our ability to deliver successful and effective video advertising campaigns. Some of those campaigns may experience fraudulent and other invalid impressions, clicks or conversions that advertisers may perceive as undesirable, such as non-human traffic generated by machines that are designed to simulate human users and artificially inflate user traffic on websites. These activities could overstate the performance of any given video advertising campaign and could harm our reputation. It may be difficult for us to detect fraudulent or malicious activity because we do not own content and rely in part on our digital media properties to control such activity. These risks become more pronounced as the digital video industry shifts to programmatic buying. While we routinely review the campaign performance on our digital media properties’ inventory, such reviews may not detect or prevent fraudulent or malicious activity. If we fail to detect or prevent fraudulent or other malicious activity, the affected advertisers may experience or perceive a reduced return on their investment and our reputation may be harmed. High levels of fraudulent or malicious activity could lead to dissatisfaction with our solutions, refusals to pay, refund or future credit demands or withdrawal of future business. Further, if we are unable to detect fraudulent or other malicious activities and advertisers demand fraud-free inventory, our supply could fall drastically, making it impossible to sustain our current business model. If we fail to detect fraudulent or other malicious activities that impact the performance of our brand advertising campaigns, we could harm our reputation with our advertisers or agencies and our revenue and business would suffer.

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

We may experience foreign currency gains and losses. Changes in currency exchange rates can adversely affect our profitability.

We incur foreign currency transaction gains and losses, primarily related to foreign currency exposures that arise from British pound and euro denominated transactions that we expect to cash settle in the near term, which are charged against earnings in the period incurred. We have a program which utilizes foreign currency forward contracts designed to offset the risks associated with certain foreign currency transaction exposures. We may suspend the program from time to time. As a part of this program, we enter into foreign currency forward contracts so that increases or decreases in our foreign currency exposures are offset at least in part by gains or losses on the foreign currency forward contracts in an effort to mitigate the risks and volatility associated with our foreign currency transaction gains or losses. We expect that we will continue to realize gains or losses with respect to our foreign currency exposures, net of gains or losses from our foreign currency forward contracts. For example, we will experience foreign currency gains and losses in certain instances if it is not possible or cost effective to mitigate our foreign currency exposures, if our mitigation efforts are ineffective, or if we suspend our foreign currency forward contract program. Our ultimate realized loss or gain with respect to currency fluctuations will generally depend on the size and type of cross-currency exposures that we enter into, the currency exchange rates associated with these exposures and changes in those rates, whether we have entered into foreign currency forward contracts to offset these exposures and other factors. All of these factors could materially impact our results of operations, financial position and cash flows.

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

In addition to compliance with government regulations, we voluntarily participate in trade associations and industry self-regulatory groups that promulgate best practices or codes of conduct addressing the provision of Internet advertising. We could be adversely affected by changes to these guidelines and codes in ways that are inconsistent with our practices or in conflict with the laws and regulations of U.S. or international regulatory authorities. For instance, new guidelines, codes, or interpretations, by self-regulatory organizations or government agencies, may require additional disclosures, or additional consumer consents, such as “opt-in” permissions to share, link or use data, such as health data from third parties, in certain ways. If we fail to abide by or are perceived as not operating in accordance with industry best practices or any industry guidelines or codes with regard to privacy, our reputation may suffer and we could lose relationships with advertisers and digital media properties.

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

In most instances, digital media properties can change the amount of inventory they make available to us at any time. Digital media properties may seek to change the terms at which they offer inventory to us, or they may elect to make advertising inventory available to our competitors who offer ads to them on more favorable economic terms. Supply of advertising inventory is also limited for some digital media properties, such as special sites or new technologies or where there is perceived higher quality or viewability, and these digital media properties generally request higher prices, fixed price arrangements or guarantees. In addition, digital media properties sometimes place significant restrictions on our use of their advertising inventory. These restrictions may prohibit ads from specific advertisers or specific industries, or they could restrict the use of specified creative content or format.

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

It is very important to advertisers that their brand advertisements not be placed in or near content that is unlawful or would be deemed offensive or inappropriate by their customers. Unlike advertising on television, where the context in which an advertiser's ad will appear is highly predictable and controlled, digital media content is more unpredictable, and we cannot guarantee that digital video advertisements will appear in a context that is appropriate for the brand. We rely on continued access to premium ad inventory in high-quality and brand-safe environments, viewable to consumers across multiple screens. If we are not successful in delivering context appropriate digital video advertising campaigns for advertisers, our reputation will suffer and our ability to attract potential advertisers and retain and expand business with existing advertisers could be harmed, or our customers may seek to avoid payment or demand future credits for inappropriately placed advertisements, any of which could harm our business, financial condition and operating results.

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

•	Faulty or out-of-date algorithms that fail to properly process data or result in inability to capture brand-receptive audiences at scale;

•	Technical or infrastructure problems causing digital video not to function, display properly or be placed next to inappropriate context;

•	Inability to control video completion rates, maintain user attention or prevent end users from skipping advertisements;

•	Inability to detect and prevent advertising fraud and other malicious activity;

•	Unavailability of standard digital video audience ratings and brand receptivity measurements for brand advertisers to effectively measure the success of their campaigns; and

•	Access to quality inventory at sufficient volumes to meet the needs of our advertisers' campaigns.

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

The novelty of our solutions and our business model often requires us to spend substantial time and effort educating our own sales force and potential advertisers, advertising agencies and digital media properties about our offerings, including providing demonstrations and comparisons against other available solutions. This process is costly and time-consuming. If we are not successful in targeting, supporting and streamlining our sales processes, our ability to grow our business may be adversely affected.

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

Moreover, if our sales increase, we may be required to concurrently deploy our advertising technologies infrastructure at multiple additional locations and/or provide increased levels of customization. As a result, we may lack the resources to deploy our advertising solutions on a timely and cost-effective basis. Failure to accomplish any of these requirements could impair our ability to deliver our advertising solutions in a timely fashion, fulfill existing customer commitments or attract and retain new customers.

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

If we do not retain our senior management team and key employees, or attract and retain additional sales and technology talent, we may not be able to sustain our growth or achieve our business objectives.

Periodically, we experience attrition in certain key management positions. Our future success is substantially dependent on the continued service of our senior management team. We do not maintain key-person insurance on any of these employees. Our future success also depends on our ability to continue to attract, retain and motivate highly skilled employees, particularly employees with technical skills that enable us to deliver effective advertising solutions and sales and customer support representatives with experience in digital video advertising and strong relationships with brand advertisers, agencies and digital media properties. Competition for these employees in our industry is intense and we have experienced difficulty in recruiting and retaining them. Many of the companies with which we compete for experienced personnel also have greater resources than we have. Competition for qualified personnel is particularly intense in the San Francisco Bay Area, where our headquarters are located, and in Chennai, India, where our engineering and research and development resources are primarily located. As a result, we may be unable to attract or retain these management, technical, sales, marketing and customer support personnel that are critical to our success, resulting in harm to our key customer relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs. Additionally, our ability to achieve revenue growth in the future will depend, in part, on our success in recruiting, retaining and training sufficient numbers of sales personnel. These new employees require training in order to achieve full productivity. The timing of these activities may continue to negatively impact sales productivity. Additionally, the loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and pursue our business goals.

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

In the United States, we have 8 patents issued and 19 non-provisional patent applications pending. We also have 35 foreign and 7 international patent applications pending. There can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, or that these patents will not be challenged by third parties or found to be invalid or unenforceable. We have 9 registered trademarks in the United States, 22 registered trademarks in foreign jurisdictions and are also pursuing the registration of additional trademarks and service marks in the United States and in locations outside the United States. Effective trade secret, copyright, trademark and patent protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming.

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

We have had significant operations both in the United States and India and we have expanded into Europe, Latin America and China. Historically, we have had separate systems of internal controls covering our international operations, which may have included control deficiencies. We are in the process of consolidating these systems and remediating any control deficiencies, and we may experience difficulties with the consolidation that could harm our operations and cause our business to suffer.

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

Our stock price has been and is likely to remain volatile. Since shares of our common stock were sold in our initial public offering in August 2013 at a price of $9.00 per share, our stock price has ranged from $4.20 to $12.08 through July 31, 2015. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

We had approximately 33.8 million shares of common stock outstanding as of June 30, 2015. Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

As of June 30, 2015, approximately 8.8 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans have been registered under registration statements on Form S-8 and, subject to grants, vesting arrangements and exercise of options and the restrictions of Rule 144 in the case of our affiliates, may become available for sale in the public market.

Additionally, the holders of an aggregate of approximately 11.9 million shares of common stock have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in aggregate, beneficially own approximately 52% of our outstanding common stock. These persons, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

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

Date: August 10, 2015

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