Form 10-Q
period 2015-09-30
YuMe Inc
filed 2015-11-06
CIK 1415624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐  

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ 	Accelerated filer ☒

Non-accelerated filer ☐  (Do not check if a smaller reporting company)	Smaller reporting company ☐ 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

As of October 31, 2015, there were 34,429,402 shares of the Registrant’s common stock outstanding.

YuMe, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YuMe, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	As of September 30, 2015	As of December 31, 2014
Assets		(1)
Current assets:
Cash and cash equivalents	$22,973	$38,059
Restricted cash	292	—
Marketable securities	25,490	26,158
Accounts receivable, net	49,388	68,441
Prepaid expenses and other current assets	4,079	3,642
Total current assets	102,222	136,300
Marketable securities, long-term	17,021	2,428
Property, equipment and software, net	12,011	10,407
Goodwill	3,902	3,902
Intangible assets, net	826	1,329
Restricted cash, non-current	—	292
Deposits and other assets	441	384
Total assets	$136,423	$155,042

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,325	$11,692
Accrued digital media property owner costs	15,987	18,277
Accrued liabilities	12,744	16,338
Deferred revenue	223	198
Capital leases, current	—	41
Total current liabilities	37,279	46,546
Other long-term liabilities	87	117
Deferred tax liability	252	431
Total liabilities	37,618	47,094

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock: $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized as of September 30, 2015 and December 31, 2014; 34,420,088 and 33,066,327 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	34	33
Additional paid-in-capital	147,737	138,497
Treasury stock: 66,666 shares as of September 30, 2015 and December 31, 2014	—	—
Accumulated deficit	(48,787)	(30,422)
Accumulated other comprehensive loss	(179)	(160)
Total stockholders’ equity	98,805	107,948
Total liabilities and stockholders’ equity	$136,423	$155,042

          (1)     The condensed consolidated balance sheet data as of December 31, 2014 was derived from audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$38,870	$42,993	$119,418	$120,671
Cost of revenue	21,470	22,674	66,172	63,535
Gross profit	17,400	20,319	53,246	57,136
Operating expenses:
Sales and marketing	14,888	16,353	45,423	47,673
Research and development	2,961	1,582	8,104	4,027
General and administrative	5,901	5,332	17,772	15,629
Total operating expenses	23,750	23,267	71,299	67,329
Loss from operations	(6,350)	(2,948)	(18,053)	(10,193)
Interest and other expense, net
Interest expense	(3)	(2)	(6)	(8)
Other expense, net	(137)	(345)	(136)	(531)
Total interest and other expense, net	(140)	(347)	(142)	(539)
Loss before income taxes	(6,490)	(3,295)	(18,195)	(10,732)
Income tax benefit (expense)	(44)	267	(170)	75
Net loss	$(6,534)	$(3,028)	$(18,365)	$(10,657)

Net loss per share:
Basic	$(0.19)	$(0.09)	$(0.55)	$(0.33)
Diluted	$(0.19)	$(0.09)	$(0.55)	$(0.33)
Weighted-average shares used to compute net loss per share:
Basic	34,071	32,788	33,626	32,436
Diluted	34,071	32,788	33,626	32,436

See accompanying notes to condensed consolidated financial statements.

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(6,534)	$(3,028)	$(18,365)	$(10,657)
Other comprehensive income (loss):
Foreign currency translation adjustments	(11)	(27)	(35)	(41)
Change in fair value of marketable securities, net of tax	10	(25)	16	(10)
Other comprehensive income (loss)	(1)	(52)	(19)	(51)
Comprehensive loss	$(6,535)	$(3,080)	$(18,384)	$(10,708)

See accompanying notes to condensed consolidated financial statements.

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net loss	$(18,365)	$(10,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,294	3,369
Stock-based compensation	6,734	4,169
Allowance for doubtful accounts receivable	457	432
Deferred income taxes	(179)	(198)
Amortization of premiums on marketable securities, net	306	—
Changes in operating assets and liabilities:
Accounts receivable	18,596	10,232
Prepaid expenses and other current assets	(437)	(677)
Deposits and other assets	(57)	(17)
Accounts payable	(3,362)	(1,857)
Accrued digital media property owner costs	(2,290)	(5,454)
Accrued liabilities	(3,603)	(213)
Deferred revenue	25	(160)
Other liabilities	(30)	(21)
Net cash provided by (used in) operating activities	2,089	(1,052)
Investing activities:
Purchases of property and equipment	(2,340)	(3,562)
Capitalized software development costs	(2,673)	(1,318)
Purchases of marketable securities	(38,897)	(15,416)
Maturities of marketable securities	24,684	7,200
Net cash used in investing activities	(19,226)	(13,096)
Financing activities:
Repayments of borrowings under capital leases	(41)	(296)
Proceeds from exercise of common stock options and employee stock purchase plan	2,127	4,475
Net cash provided by financing activities	2,086	4,179
Effect of exchange rate changes on cash and cash equivalents	(35)	(41)
Change in cash and cash equivalents	(15,086)	(10,010)
Cash and cash equivalents—Beginning of period	38,059	42,626
Cash and cash equivalents—End of period	$22,973	$32,616
Supplemental disclosures of cash flow information
Cash paid for interest	$—	$8
Cash paid for income taxes	$347	$829
Stock-based compensation capitalized for internal-use software	$390	$259
Non-cash investing and financing activities
Purchases of property and equipment recorded in accounts payable	$32	$315

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

Except for a single advertising agency customer noted below, credit risk with respect to accounts receivable is dispersed due to the large number of advertising customers. Collateral is not required for accounts receivable. The Company performs ongoing credit evaluations of customers’ financial condition and periodically evaluates its outstanding accounts receivable and establishes an allowance for doubtful accounts receivable based on the Company’s historical experience, the current aging and circumstances of accounts receivable and general industry and economic conditions. Accounts receivable are written off by the Company when it has been determined that all available collection avenues have been exhausted. In the three and nine months ended September 2015, uncollectible account write-offs totaled $0.4 million and $0.5 million, respectively. No uncollectible amounts were written off in the three and nine months ended September 30, 2014. Prior to 2014, write-offs for uncollectible accounts were not significant. However, if circumstances change, higher than expected uncollectible accounts may result in future write-offs that are greater than the Company’s estimates.

No customers accounted for 10% or more of the Company’s accounts receivable as of September 30, 2015 and December 31, 2014.

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Allowance for doubtful accounts receivable:
Balance – beginning of period	$1,606	$1,305	$1,471	$1,056
Allowance for doubtful accounts receivable	234	183	457	432
Doubtful accounts receivable write-offs	(377)	—	(465)	—
Balance – end of period	$1,463	$1,488	$1,463	$1,488

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

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities.

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

The following tables present information about the Company’s money market funds, marketable securities and foreign currency forward contracts measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Fair Value Measurements at September 30, 2015
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$10,026	$—	$—	$10,026

Marketable securities:
Corporate bonds	$—	$32,446	$—	$32,446
Government agency bonds		5,577		5,577
Commercial paper	—	4,488	—	4,488
Total marketable securities	$—	$42,511	$—	$42,511

Foreign currency forward contracts, net (2)	$—	$156	$—	$156

(1)	Included in “Cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of September 30, 2015.
(2)	Included in “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheet as of September 30, 2015.

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$11,304	$—	$—	$11,304

Marketable securities:
Corporate bonds	$—	$28,586	$—	$28,586
Total marketable securities	$—	$28,586	$—	$28,586

(1)	Included in “Cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of December 31, 2014.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.     Cash, Cash Equivalents, Marketable Securities and Derivative Instruments

The Company’s cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase. Short- and long-term marketable securities are comprised of highly liquid available-for-sale financial instruments (primarily corporate bonds, government agency bonds, commercial paper and certificates of deposit) with final maturities of at least three months but no more than 24 months from the date of purchase. Foreign currency forward contracts consist of contracts to sell British pound sterling and euro as future specified prices and have terms of no more than 12 months. The cost, gross unrealized gains and losses and fair value of the Company’s cash and cash equivalents, marketable securities and foreign currency forward contracts consisted of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015:
Cash	$12,947	$—	$—	$12,947
Cash equivalents:
Money market funds	10,026	—	—	10,026
Total cash and cash equivalents	22,973	—	—	22,973
Marketable securities:
Corporate bonds	32,467	6	(27)	32,446
Government agency bonds	5,569	8	—	5,577
Commercial paper	4,488	—	—	4,488
Total marketable securities	42,524	14	(27)	42,511
Total cash, cash equivalents and marketable securities	$65,497	$14	$(27)	$65,484

Forward currency forward contracts, net	$—	$—	$156	$156

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014:
Cash	$26,755	$—	$—	$26,755
Cash equivalents:
Money market funds	11,304	—	—	11,304
Total cash and cash equivalents	38,059	—	—	38,059
Marketable securities:
Corporate bonds	28,615	1	(30)	28,586
Total marketable securities	28,615	1	(30)	28,586
Total cash, cash equivalents and marketable securities	$66,674	$1	$(30)	$66,645

Unrealized gains and losses, net of taxes, are included in “Accumulated other comprehensive loss,” which is reflected as a separate component of stockholders’ equity on the condensed consolidated balance sheets.

Restricted Cash

The Company also has $0.3 million of restricted cash associated with the lease agreement for the Company’s New York office. The lease agreement requires a security deposit to be maintained in the form of an unconditional, irrevocable letter of credit issued to the benefit of the landlord. The lease expires in March 2016 and is expected to be replaced by a new lease that will not require the security deposit to be maintained in the form of an unconditional, irrevocable letter of credit. As such, restricted cash was reclassified from non-current to current during the three months ended September 30, 2015.

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

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company expects to continue to realize gains or losses with respect to its foreign currency exposures, net of gains or losses from its foreign currency forward contracts. The Company’s ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that it enters into, the currency exchange rates associated with these exposures and changes in those rates, the net realized gain or loss on its foreign currency forward contracts and other factors. As of September 30, 2015, the notional amount of the forward contracts the Company held to purchase U.S. dollars in exchange for British pounds and euros was $6.9 million and the aggregate fair value was $6.8 million. Net foreign exchange transaction gains/(losses) included in other income (expense), net in the Company’s condensed consolidated statements of operations were $0.1 million and ($35,000), for the three and nine months ended September 30, 2015, respectively, relating to the Company’s British pound sterling and euro forward contracts. For both the three and nine months ended September 30, 2015, net foreign transaction exchange losses, net in the Company’s condensed consolidated statements of operations were $0.3 million.

6.     Goodwill and Intangible Assets

The intangible assets detail for the periods presented (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (years)
September 30, 2015:
Developed technology	$2,950	$(2,138)	$812	1.3
Customer relationships	104	(90)	14	0.7
Non-compete agreement	53	(53)	—	—
	$3,107	$(2,281)	$826

December 31, 2014:
Developed technology	$2,950	$(1,650)	$1,300	2.0
Customer relationships	104	(75)	29	1.4
Non-compete agreement	53	(53)	—	—
	$3,107	$(1,778)	$1,329

Amortization expense for both of the three months ended September 30, 2015 and 2014 was $0.2 million, and was $0.5 million and $0.6 million for the nine months ended September 30, 2015 and 2014, respectively. Amortization expense related to developed technology is included as a component of “Cost of revenue” in the condensed consolidated statements of operations. Goodwill remained unchanged at $3.9 million as of September 30, 2015 and December 31, 2014.

7.     Borrowings

  In November 2014, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to borrow up to a maximum of $25.0 million collateralized by the Company’s cash deposits, accounts receivable and equipment, as well as certain other assets. The Loan and Security Agreement requires the Company to comply with certain financial and reporting covenants, including maintaining an adjusted quick ratio of 1.6 to 1.0. Annual fees under the agreement total one quarter of 1.0% of the average unused balance of the credit line per annum. As of September 30, 2015 and December 31, 2014, the Company had no borrowings outstanding under this credit line and was in compliance with all financial and reporting covenants.

8.     Commitments and Contingencies

Leases

The Company leases office facilities under various non-cancellable operating leases that expire through September 2027. Rent expense under operating leases totaled $0.7 million and $2.3 million for the three and nine months ended September 30, 2015, respectively, and totaled $0.8 million and $1.9 million in the three and nine months ended September 30, 2014, respectively.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Purchase Commitments

During the normal course of business, to secure adequate ad inventory and impressions for its sales arrangements, the Company periodically enters into agreements with digital media property owners that require purchase of a minimum number of impressions on a monthly or quarterly basis. Purchase commitments as of September 30, 2015 expire on various dates through December 2017.

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

While matters may arise as a result of claims under the indemnification agreements disclosed above, the Company, at this time, is not aware of claims under indemnification agreements that could have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.

9.     Stockholders’ Equity

Preferred Stock

Immediately following the closing of the Company’s initial public offering (“IPO”), the Company’s certificate of incorporation was amended to, among other things, authorize the Company to issue up to 20,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2015 and December 31, 2014, no shares of preferred stock were outstanding.

Common Stock

Immediately following the closing of the Company’s IPO, the Company’s certificate of incorporation was amended to, among other things, authorize the Company to issue up to 200,000,000 shares of common stock. As of September 30, 2015 and December 31, 2014, there were 34,420,088 and 33,066,327 shares of common stock issued and outstanding, respectively.

The following table summarizes common stock activity:

Number of Shares
Outstanding at December 31, 2014	33,066,327
Common stock issued in association with option and warrant exercises	268,172
Common stock issued in association with restricted stock units vesting	688,846
Common stock issued in association with the employee stock purchase plan	396,743
Outstanding at September 30, 2015	34,420,088

Treasury Stock

As of September 30, 2015 and December 31, 2014, the Company held 66,666 shares of treasury stock related to the acquisition of Crowd Science, Inc. Treasury stock is carried at cost and could be re-issued if the Company determined to do so.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Shares Reserved for Future Issuance

As of September 30, 2015 and December 31, 2014, the Company has reserved the following shares of common stock for future issuance:

	As of September 30, 2015	As of December 31, 2014
Common stock reserved:
Common stock options	4,653,086	5,058,641
Restricted stock units	1,605,786	1,082,939
Warrants to purchase common stock	—	24,838
Shares available for future issuance under the 2013 Equity Incentive Plan	1,461,941	984,455
Employee stock purchase plan	437,934	504,014
	8,158,747	7,654,887

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

The Company’s 2013 Equity Incentive Plan (the “2013 Plan”) became effective on August 6, 2013. The 2013 Plan serves as the successor equity compensation plan to the 2004 Plan. The 2013 Plan will terminate on July 23, 2023. The 2013 Plan provides for the grant of incentive stock options, nonqualified stock options and restricted stock units to employees, directors and consultants. The 2013 Plan also allows for the grant of restricted stock awards, stock appreciation rights, performance stock awards and stock bonus awards, although the Company to date has not granted these types of awards under the 2013 Plan. Stock options granted must be at prices not less than 100% of the fair market value at date of grant. Option vesting schedules are determined by the Company at the time of issuance and option grants generally vest 25% on the first anniversary of the grant (or the employment or service commencement date) and monthly over the next 36 months. Restricted stock units generally vest 25% on the first anniversary of the grant (or the employment or service commencement date) and annually over the next 3 years. Options generally expire ten years from the date of grant unless the optionee is a 10% stockholder, in which case the term will be five years from the date of grant. The Company initially reserved 2,000,000 shares of its common stock for issuance under the 2013 Plan, and shares reserved for issuance increase January 1 of each year by the lesser of (i) 5% of the number of shares issued and outstanding on December 31 immediately prior to the date of increase or (ii) such lesser number of shares as may be determined by the board of directors. On January 1, 2015, shares reserved for issuance under the 2013 Plan increased by 1,653,316.

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

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes option award activity:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2014	5,059	$5.54	5.78	$3,461
Granted (1)	1,034	$5.17
Exercised	(256)	$3.09
Cancelled and forfeited (2)	(1,184)	$7.72
Balance at September 30, 2015	4,653	$5.04	6.20	$1,002
Vested as of September 30, 2015 and expected to vest thereafter (3)	4,466	$4.99	6.11	$1,002
Vested and exercisable as of September 30, 2015	3,239	$4.56	5.33	$1,002

(1)	Options granted include 0.7 million re-issued options in connection with a modification. See “Modification of Employee Stock Options” below for more information.
(2)	Options cancelled and forfeited include 0.7 million options that were cancelled in connection with a modification. See “Modification of Employee Stock Options” below for more information.
(3)	Options expected to vest reflect an estimated forfeiture rate.

The weighted average grant date fair value of options granted was $1.43 and $2.78 in the three and nine months ended September 30, 2015, respectively, and was $3.61 and $3.80 in the three and nine months ended September 30, 2014, respectively. The aggregate intrinsic value represents the difference between the market value of the Company’s common stock and the exercise price of outstanding in-the-money options. The total intrinsic value of options exercised was approximately $0.1 million and $0.5 million for the three and nine months ended September 30, 2015, respectively, and was $0.3 million and $1.9 million for the three and nine months ended September 30, 2014, respectively.

The following table summarizes restricted stock unit activity:

	Number of Shares (in thousands)	Weighted Average Fair Value at Grant	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1) (in thousands)
Balance at December 31, 2014	1,083	$5.92	1.39	$5,458
Granted	1,568	$5.50
Released	(690)	$5.83
Cancelled and forfeited	(355)	$5.90
Balance at September 30, 2015	1,606	$5.55	1.15	$4,159

(1)	The intrinsic value of RSUs is based on the Company’s closing stock price as reported by the New York Stock Exchange on September 30, 2015.

Modification of Employee Stock Options

On January 2, 2015, the Company modified options to purchase 0.7 million shares of common stock previously granted to non-executive employees with exercise prices over $7.00 per share. The exercise price of the modified options was reduced to $5.14 per share, the closing price of the Company’s common stock on the New York Stock Exchange on January 2, 2015. No other terms of these options were modified. The Company expects to recognize an additional $0.4 million of stock-based compensation expense over the remaining vesting terms of the options as a result of the modification.

Employee Stock Purchase Plan

The Company’s 2013 Employee Stock Purchase Plan (the “2013 Purchase Plan”) became effective on August 6, 2013 and is designed to enable eligible employees to periodically purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. Purchases are accomplished through participation in discrete offering periods. The 2013 Purchase Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. The Company originally reserved 500,000 shares of its common stock for issuance under the 2013 Purchase Plan and shares reserved for issuance increase January 1 of each year by the lesser of (i) a number of shares equal to 1% of the total number of outstanding shares of common stock on December 31 immediately prior to the date of increase or (ii) such number of shares as may be determined by the board of directors. A total of 396,743 shares were purchased by employees under the Company’s ESPP for the nine months ended September 30, 2015.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The expected term of the 2013 Purchase Plan is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015			2014
Expected term (years)	0.50	0.50		0.50			0.50
Volatility	56%	80%	56%	-	80%		80%
Risk-free interest rate	0.21%	0.36%	0.07%	-	0.21%	0.08%	-	0.22%
Dividend yield	—	—		—			—

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

The fair value of option grants is determined using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015			2014
Expected term (years)	6.00	6.00		6.00			6.00
Volatility	56%	80%		56%			80%
Risk-free interest rate	1.72%	1.95%	1.54%	-	1.79%	1.89%	-	2.02%
Dividend yield	—	—		—			—

The following table summarizes the effects of stock-based compensation related to vesting stock-based awards included in the Company’s accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue (1)	$64	$98	$245	$245
Sales and marketing	729	794	2,655	2,022
Research and development (2)	299	158	819	351
General and administrative	1,032	635	3,015	1,551
Total employee stock-based compensation	$2,124	$1,685	$6,734	$4,169

(1)	Excludes $6,000 for the nine months ended September 30, 2015 that was capitalized as part of internal-use software development costs.
(2)

Excludes $132,000, and $384,000 for the three and nine months ended September 30, 2015, respectively, and $83,000 and $259,000 for the three and nine months ended September 30, 2014, respectively, that was capitalized as part of internal-use software development costs.

401(k) Plan

The Company’s 401(k) Plan (the “401(k) Plan”) is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating U.S. employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit of $17,500 for calendar year 2014 and $18,000 for calendar year 2015. The Company began matching employee contributions in April 2014. The Company will match 50% of each participating employee’s contributions up to a maximum of 6% of each employee’s eligible earnings with an annual maximum match of $2,500 per employee per year.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  Net Loss per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

Net Loss per Share Attributable to Common Stockholders	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(6,534)	$(3,028)	$(18,365)	$(10,657)

Denominator:
Weighted-average shares used in computing net loss per share:
Basic	34,071	32,788	33,626	32,436
Weighted-average effect of potentially dilutive shares:
Stock options	—	—	—	—
Restricted stock units	—	—	—	—
Diluted	34,071	32,788	33,626	32,436
Net loss per share:
Basic	$(0.19)	$(0.09)	$(0.55)	$(0.33)
Diluted	$(0.19)	$(0.09)	$(0.55)	$(0.33)

The following weighted-average equity shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	4,667	3,478	3,738	3,344
Restricted stock units	466	142	391	87
Convertible common stock warrants	—	19	5	20
Employee stock purchase plan	96	42	109	30

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Domestic	$33,544	$36,710	$100,311	$102,611
Foreign	5,326	6,283	19,107	18,060
Total revenue	$38,870	$42,993	$119,418	$120,671

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

Forward Looking Information

This Quarterly Report on Form 10-Q including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The statements that are not purely historical fact are forward-looking statements and are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein such as our currently immaterial participation in the programmatic channel, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A of this Quarterly Report on Form 10Q. Furthermore, such forward-looking statements speak only as of the date of this report. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We generate revenue by delivering digital video advertisements on Internet-connected devices. Our ads run when users choose to view video content on their devices. Advertising customers submit orders to us and we fulfill those orders by delivering their digital video advertisements to audiences available through digital media properties, a process that we refer to as an advertising campaign. We are typically paid on a cost per thousand impression, or CPM basis, of which we generally pay digital media properties a negotiated percentage. Our customers primarily consist of large global brands and their advertising agencies. In the three months ended September 30, 2015, we had 571 customers, including 68 of the top 100 U.S. advertisers as ranked by the AdAge 100, such as American Express, AT&T, GlaxoSmithKline, Home Depot and McDonald's.

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

Goodwill

As of September 30, 2015 goodwill recorded on our condensed consolidated balance sheet totaled $3.9 million. YuMe, Inc. is a single reporting unit for the purposes of reviewing impairment and recoverability of goodwill.

In accordance with FASB ASC 350, “Intangibles - Goodwill and Other,” we perform a goodwill impairment analysis at least annually (in the last quarter of each fiscal year), unless indicators of impairment exist in interim periods. However, because of the decline in the market price of our common stock (as quoted on the New York Stock Exchange) during the third quarter 2015, we performed a qualitative assessment as of September 30, 2015 to determine if it was more likely than not that the fair value of the YuMe, Inc. reporting unit exceeded its carrying value. In making this assessment, we evaluated overall business and macroeconomic conditions since the date of our last quantitative assessment, which was on December 31, 2014.

As a result of the qualitative assessment, we decided to perform Step 1 of the goodwill impairment test to identify any potential impairment. Accordingly, we compared the fair value of the reporting unit (including goodwill) to the carrying value and determined that because the fair value exceeded the carrying value that goodwill was not impaired. We determined the fair value of the reporting unit by calculating the average of market price of our common stock for a period before and after September 30, 2015 and adjusting such average for an appropriate control premium. The resulting fair value was in excess of the carrying value of the reporting unit at September 30, 2015 and therefor none of the goodwill recorded on our condensed consolidated balance sheet was impaired.

If the market price of the Company’s common stock experiences further and sustained declines from current levels, or if other events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its respective carrying value, all or a portion of the $3.9 million of goodwill may be impaired in future periods.

We will perform the next annual goodwill impairment analysis again as of December 31, 2015. Examples of such events or circumstances that could change include (i) an adverse change in macroeconomic conditions; (ii) negative changes in the advertising technology market; (iii) increased cost factors that have a negative effect on our earnings and cash flows; (iv) negative or overall declining financial performance compared with our actual and projected results of relevant prior periods; (v) other events such as changes in our management, our key personnel, our strategy, or our customers; and (vi) a sustained decrease in our share price (considered in both absolute terms and relative to peers). Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

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

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of revenue (certain items may not foot due to rounding). The period-to-period comparison of financial results is not necessarily indicative of future results. These tables include all adjustments, consisting only of normal recurring adjustments that we consider necessary for the fair statement of our consolidated financial position and operating results for the quarters presented. Seasonality has caused, and is likely to continue to cause fluctuations in our quarterly results.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	(dollars in thousands)
Condensed Consolidated Statements of Operations Data:
Revenue	$38,870	100.0%	$42,993	100.0%	$119,418	100.0%	$120,671	100.0%
Cost of revenue	21,470	55.2	22,674	52.7	66,172	55.4	63,535	52.7
Gross profit	17,400	44.8	20,319	47.3	53,246	44.6	57,136	47.3
Operating expenses
Sales and marketing	14,888	38.3	16,353	38.0	45,423	38.0	47,673	39.5
Research and development	2,961	7.6	1,582	3.7	8,104	6.8	4,027	3.3
General and administrative	5,901	15.2	5,332	12.4	17,772	14.9	15,629	13.0
Total operating expenses	23,750	61.1	23,267	54.1	71,299	59.7	67,329	55.8
Loss from operations	(6,350)	(16.3)	(2,948)	(6.9)	(18,053)	(15.1)	(10,193)	(8.4)
Loss before income taxes	(6,490)	(16.7)	(3,295)	(7.7)	(18,195)	(15.2)	(10,732)	(8.9)
Net loss	$(6,534)	(16.8)%	$(3,028)	(7.0)%	$(18,365)	(15.4)%	$(10,657)	(8.8)%

Revenue

We derive revenue principally from advertising solutions priced on a CPM basis, and measured by the number of advertising impressions delivered on digital media properties. A substantial majority of our contracts with customers take the form of ad insertion orders placed by advertising agencies on behalf of their brand advertiser clients, which are typically one to three months in duration. Occasionally, we enter into longer term contracts with customers.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Revenue	$38,870	$42,993	$(4,123)	(9.6)%	$119,418	$120,671	$(1,253)	(1.0)%

For the three months ended September 30, 2015, revenue decreased $4.1 million, or 9.6%, compared to the three months ended September 30, 2014. Net advertising revenue decreased $3.8 million and platform licensing and other revenue decreased $0.3 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, respectively. The change in net advertising revenue was primarily driven by certain brand advertisers spending less on our platform due to the effects of prior operational issues and our currently immaterial participation in the programmatic channel. The average revenue per advertising customer for the three months ended September 30, 2015 was $67,000, a decrease of 24.6%, compared to $89,000 for the three months ended September 30, 2014. The decrease in average revenue per advertising customer is due primarily to growth in new advertisers, who typically start with small campaigns. We had 571 advertising customers for the three months ended September 30, 2015, an increase of 20.5%, compared to 474 for the three months ended September 30, 2014. Our top 20 advertising customers for the three months ended September 30, 2015 accounted for $14.8 million, or 38.1%, of our revenue, compared to $17.0 million, or 39.6%, of our revenue for the three months ended September 30, 2014.

For the nine months ended September 30, 2015, revenue decreased $1.3 million, or 1.0%, compared to the nine months ended September 30, 2014. The decrease was due to a $0.5 million decrease in net advertising revenue. Additionally, platform licensing and other revenue decreased $0.8 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease in net advertising revenue was primarily driven by a decrease in average revenue per advertising customer resulting from prior operational issues and our currently immaterial participation in the programmatic channel. The average revenue per advertising customer for the nine months ended September 30, 2015 was $139,000, a decrease of 16.0%, compared to $166,000 for the nine months ended September 30, 2014. We had 846 advertising customers for the nine months ended September 30, 2015, an increase of 18.5%, compared to 714 for the nine months ended September 30, 2014. Our top 20 advertising customers for the nine months ended September 30, 2015 accounted for $44.1 million, or 36.9%, of our revenue, compared to $46.1 million, or 38.2%, of our revenue for the nine months ended September 30, 2014.

Cost of Revenue and Gross Profit

Our cost of revenue primarily consists of costs incurred with digital media property owners, typically under revenue-sharing arrangements. We refer to these costs as traffic acquisition costs. Generally, we incur traffic acquisition costs in the period the advertising impressions are delivered. In limited circumstances, we incur costs based on minimum guaranteed impressions. Cost of revenue also includes ad delivery costs such as labor and related costs, depreciation and amortization related to acquired technologies, internally developed software and data center assets, and Internet access costs. These expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized. We expect cost of revenues, including our traffic acquisition costs, to increase in absolute dollars in the fourth quarter of 2015, but to remain constant as a percentage of revenue.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Cost of revenue	$21,470	$22,674	$(1,204)	(5.3)%	$66,172	$63,535	$2,637	4.2%
Percent of revenue	55.2%	52.7%			55.4%	52.7%
Gross profit	$17,400	$20,319	$(2,919)	(14.4)%	$53,246	$57,136	$(3,890)	(6.8)%
Percent of revenue	44.8%	47.3%			44.6%	47.3%

For the three months ended September 30, 2015, cost of revenue decreased $1.2 million, or 5.3%, compared to the three months ended September 30, 2014. Other costs of revenue decreased $1.4 million, which was partially offset by an increase of $0.2 million in traffic acquisition costs. For the three months ended September 30, 2015, cost of revenue, as a percentage of revenue, increased 2.5%, to 55.2%, compared to 52.7% for the three months ended September 30, 2014, primarily as a result of the $4.1 million decrease in revenues.

For the nine months ended September 30, 2015, cost of revenue increased $2.6 million, or 4.2%, compared to the nine months ended September 30, 2014. Traffic acquisition, third-party service and delivery and ad delivery costs increased $5.7 million. Traffic acquisition costs increased as a result of greater dependence on non-SDK inventory to fulfill campaigns. Partially offsetting this increase was a $3.0 million decrease in other costs of revenue. For the nine months ended September 30, 2015, cost of revenue, as a percentage of revenue, increased 2.7%, to 55.4%, compared to 52.7% for the nine months ended September 30, 2014, primarily as a result of greater dependence on non-SDK inventory to fulfill campaigns.

Sales and Marketing

We sell to our customers primarily through our direct sales force personnel, who have established relationships with major advertising agencies and direct relationships with advertisers. Our sales and marketing expenses primarily consist of salaries, benefits, stock-based compensation, travel and entertainment expenses, and incentive compensation for our sales and marketing employees. Sales and marketing expenses also include promotional, advertising and public relations costs, as well as depreciation, facilities and other supporting overhead costs. We expect sales and marketing expenses to increase over third quarter 2015 levels as we hire additional employees to support our sales force and marketing initiatives. We expect sales and marketing expenses to decline as a percentage of revenue over time.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Sales and marketing	$14,888	$16,353	$(1,465)	(9.0)%	$45,423	$47,673	$(2,250)	(4.7)%
Percent of revenue	38.3%	38.0%			38.0%	39.5%

For the three months ended September 30, 2015, sales and marketing expenses decreased $1.5 million, or 9.0%, compared to the three months ended September 30, 2014. The decrease was primarily attributable to a decrease of $1.3 million in employee compensation, benefits and other employee-related expenses, primarily as a result of a decrease in the number of employees within our sales and marketing organization. Additionally, other departmental expenses, including advertising, promotions, tradeshows, sponsorships and consulting services decreased $0.2 million. For the three months ended September 30, 2015, sales and marketing expenses, as a percentage of revenue, increased by 0.3%, to 38.3%, compared to 38.0% for the three months ended September 30, 2014.

For the nine months ended September 30, 2015, sales and marketing expenses decreased $2.3 million, or 4.7%, compared to the nine months ended September 30, 2014. The decrease was primarily attributable to a decrease of $1.5 million in employee compensation, benefits and other employee-related expenses, primarily as a result of a decrease in the number of employees within our sales and marketing organization. Additionally, other departmental expenses, including advertising, promotions, tradeshows, sponsorships and consulting services decreased $0.8 million. For the nine months ended September 30, 2015, sales and marketing expenses, as a percentage of revenue, decreased by 1.5%, to 38.0%, compared to 39.5% for the nine months ended September 30, 2014, primarily as a result of the decrease in headcount and marketing activities including advertising, promotions, tradeshows, sponsorships and consulting services.

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

As of September 30, 2015 and 2014, we had 134 and 91 research and development employees, respectively. As of September 30, 2015, 106 research and development employees were located in our Chennai and Pune, India offices. We expect our research and development expenses to increase as we continue to invest in the research and development of our products, and to increase as a percentage of revenue in the short term. We believe that our ten-year operating history and our ability to attract and retain the large pool of engineering talent available in India will help us expand our engineering resources and capabilities cost-effectively.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Research and development	$2,961	$1,582	$ 1,379	87.2%	$8,104	$4,027	$ 4,077	101.2%
Percent of revenue	7.6%	3.7%			6.8%	3.3%

For the three months ended September 30, 2015, research and development expenses increased $1.4 million, or 87.2%, compared to the three months ended September 30, 2014. The increase was attributable to an increase of $0.9 million in employee compensation, benefits and other employee-related expenses, including stock-based compensation, primarily as a result of an increase in the number of employees within our research and development organization to accommodate our research and development expansion, both domestically and internationally. Additionally, other departmental expenses, including equipment support and maintenance and depreciation increased $0.5 million. For the three months ended September 30, 2015, research and development expenses, as a percentage of revenue, increased by 3.9%, to 7.6%, compared to 3.7% for the three months ended September 30, 2014 as a result of the increases in the number of research and development employees and the associated increase in employee compensation, benefits and other employee-related expenses, including stock-based compensation.

For the nine months ended September 30, 2015, research and development expenses increased $4.1 million, or 101.2%, compared to the nine months ended September 30, 2014. The increase was primarily attributable to an increase of $2.8 million in employee compensation, benefits and other employee-related expenses, including stock-based compensation, primarily as a result of an increase in the number of employees within our research and development organization to accommodate our research and development expansion, both domestically and internationally. Additionally, other departmental expenses, including equipment support and maintenance and depreciation increased $1.3 million. For the nine months ended September 30, 2015, research and development expenses, as a percentage of revenue, increased 3.5%, to 6.8%, compared to 3.3% for the nine months ended September 30, 2014, primarily as a result of an increase in the number of research and development employees, equipment support and maintenance and depreciation costs in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
General and administrative	$5,901	$5,332	$569	10.7%	$17,772	$15,629	$2,143	13.7%
Percent of revenue	15.2%	12.4%			14.9%	13.0%

For the three months ended September 30, 2015, general and administrative expenses increased $0.6 million, or 10.7%, compared to the three months ended September 30, 2014. The increase was primarily attributable to a $0.5 million increase in employee compensation, benefits and other employee-related expenses, including stock-based compensation, as a result of an increase in the number of employees within our general and administrative organization. Additionally, other departmental expenses, including audit and tax service fees, increased $0.1 million. For the three months ended September 30, 2015, general and administrative expenses, as a percentage of revenue, increased by 2.8%, to 15.2%, compared to 12.4% for the three months ended September 30, 2014, primarily as a result of the increase in general and administrative employees and the associated increase in employee compensation, benefits and other employee-related expenses, including stock-based compensation.

For the nine months ended September 30, 2015, general and administrative expenses increased $2.1 million, or 13.7%, compared to the nine months ended September 30, 2014. The increase was primarily attributable to a $2.0 million increase in employee compensation, benefits and other employee-related expenses, including stock-based compensation, as a result of an increase in the number of employees within our general and administrative organization. Additionally, other departmental expenses, including audit and tax service fees, increased $0.1 million. For the nine months ended September 30, 2015, general and administrative expenses, as a percentage of revenue, increased by 1.9%, to 14.9%, compared to 13.0% for the nine months ended September 30, 2014, primarily as a result of the increase in general and administrative employees and the associated increase in employee compensation, benefits and other employee-related expenses, including stock-based compensation.

Interest and Other Expense, Net

Interest and other expense, net consists primarily of interest income earned on our cash equivalents and marketable securities, interest expense on our capital lease obligations, accretion and amortization on marketable securities, gains and losses on our derivative instruments and foreign exchange gains and losses.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change $	2015	2014	Change $
	(in thousands)
Interest income	$180	$158	$22	$486	$483	$3
Interest expense	(3)	(2)	(1)	(6)	(8)	2
Accretion and amortization on marketable securities	(108)	(124)	16	(304)	(382)	78
Transaction loss on foreign exchange	(292)	(379)	87	(280)	(635)	355
Gain (loss) on derivative instruments	83	—	83	(35)	—	(35)
Other non-operating income (loss), net	—	—	—	(3)	3	(6)
Interest and other income (expense), net	$(140)	$(347)	$207	$(142)	$(539)	$397

For the three months ended September 30, 2015, interest and other expense, net was ($0.1) million, compared to interest and other expense, net of ($0.3) million in the three months ended September 30, 2014. The change was primarily due to ($0.3) million in foreign transaction exchange losses in the three months ended September 30, 2015 compared to a ($0.4) million loss in the three months ended September 30, 2014, as a result of fluctuations in the U.S. dollar against the British pound sterling and euro. In addition, we realized a $0.1 million gain on our derivative instruments in the three months ended September 30, 2015. Our investments in derivative instruments are intended to mitigate a portion of our foreign transaction exchange gains and losses reported as income or expense on our statements of operations.

For the nine months ended September 30, 2015, interest and other expense, net was ($0.1) million, compared to interest and other expense, net of ($0.5) million in the nine months ended September 30, 2014. The change was primarily due to ($0.3) million in foreign transaction exchange losses in the nine months ended September 30, 2015 compared to ($0.6) million in the nine months ended September 30, 2014.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change $	2015	2014	Change $
	(in thousands)
Income tax benefit (expense)	$(44)	$267	$(311)	$(170)	$75	$(245)

For the three and nine months ended September 30, 2015, income tax expense was primarily related to the federal alternative minimum tax, state taxes and taxes due in foreign jurisdictions. For the three and nine months ended September 30, 2014, income tax benefit was primarily related to state taxes.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(6,534)	$(3,028)	$(18,365)	$(10,657)
Adjustments:
Interest expense	3	2	6	8
Income tax (benefit) expense	44	(267)	170	(75)
Depreciation and amortization expense	1,567	1,159	4,294	3,369
Stock-based compensation expense	2,124	1,685	6,734	4,169
Total Adjustments	3,738	2,579	11,204	7,471
Adjusted EBITDA	$(2,796)	$(449)	$(7,161)	$(3,186)

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

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities. As of September 30, 2015, we had $65.5 million in cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities as of September 30, 2015 are comprised of money market funds, corporate bonds, government agency bonds and commercial paper. Cash held internationally as of September 30, 2015 totaled $6.1 million.

Since inception and prior to our IPO, we financed our operations and capital expenditures primarily through private sales of convertible preferred stock. Upon closing our IPO we issued and sold 5,125,000 shares of common stock resulting in net proceeds of approximately $40.0 million, after deducting underwriting discounts and commissions of $3.2 million and offering expenses of $2.9 million.

In November 2014, the Company entered into a Loan and Security Agreement with SVB to borrow up to a maximum of $25.0 million collateralized by the Company’s cash deposits, accounts receivable and equipment, as well as certain other assets. The Loan and Security Agreement requires the Company to comply with certain financial and reporting covenants, including maintaining an adjusted quick ratio of 1.6 to 1.0. Annual fees under the agreement total one quarter of 1.0% of the average unused balance of the credit line per annum. As of September 30, 2015 and December 31, 2014 the Company had no borrowings outstanding under this credit line and was in compliance with all financial and reporting covenants.

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

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2015	2014
Condensed Consolidated Statements of Cash Flows Data:	(in thousands)
Net cash provided by operating activities	$2,089	$(1,052)
Net cash used in investing activities	$(19,226)	$(13,096)
Net cash provided by financing activities	$2,086	$4,179

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

We generated $2.1 million of cash for operating activities during the nine months ended September 30, 2015, primarily resulting from our net loss of $18.4 million, adjusted for non-cash charges related to:

•	Depreciation and amortization of $4.3 million;
•	Stock-based compensation of $6.7 million;
•	Allowance for doubtful accounts receivable of $0.5 million;
•	Amortization of premiums on marketable securities, net of $0.3 million; and
•	Deferred income taxes of $(0.2) million.

In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows:

•	$18.6 million from a decrease in accounts receivable due to the timing of receipts from advertising customers;
•	$(0.4) million from an increase in prepaid expenses and other current assets primarily due to the timing of payments for rent, insurance and other operating costs; and
•	$(9.3) million from a decrease in accounts payable, accrued digital media property owner costs and other accrued liabilities as a result the timing of payments to our vendors.

We used $1.1 million of cash for operating activities during the nine months ended September 30, 2014, primarily resulting from our net loss of $10.7 million, adjusted for non-cash charges related to:

•	Depreciation and amortization of $3.4 million;
•	Stock-based compensation of $4.2 million;
•	Allowance for doubtful accounts receivable of $0.4 million; and
•	Deferred income taxes of $(0.2) million.

In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows:

•	$10.2 million from a decrease in accounts receivable due to the timing of receipts from advertising customers;
•	$(0.7) million from an increase in prepaid expenses and other current assets primarily due to the timing of payments for rent, insurance and other operating costs;
•

$(7.5) million from a decrease in accounts payable, accrued digital media property owner costs and other accrued liabilities as a result of the growth of our business and the timing of payments to our vendors; and

•	$(0.2) million from an increase in deferred revenue.

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

We used $19.2 million of cash for investing activities during the nine months ended September 30, 2015. Significant cash increases (decreases) are as follows:

•	$(2.3) million to purchase property, equipment and software;
•	$(2.7) million to develop software for internal use;
•	$(38.9) million to purchase marketable securities; and
•	$24.7 million of proceeds from the maturities of marketable securities.

We used $13.1 million of cash for investing activities during the nine months ended September 30, 2014. Significant cash increases (decreases) are as follows:

•	$(3.6) million to purchase property, equipment and software;
•	$(1.3) million to develop software for internal use;
•	$(15.4) million to purchase marketable securities; and
•	$7.2 million of proceeds from the maturities of marketable securities.

Financing Activities

Our financing activities consist primarily of the issuance of common stock upon the exercise of stock options and pursuant to our employee stock purchase plan.

We generated $2.1 million of cash from financing activities during the nine months ended September 30, 2015. We received $2.1 million of proceeds for the issuance of common stock in association with our employee stock purchase plan and from the exercise of common stock options, partially offset by $41,000 of repayments of borrowings under capital leases.

We generated $4.2 million of cash from financing activities during the nine months ended September 30, 2014. We received $4.5 million of proceeds for the issuance of common stock in association with our employee stock purchase plan and from the exercise of common stock options, partially offset by $0.3 million of repayments of borrowings under capital leases.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of September 30, 2015 and December 31, 2014.

Contractual Obligations

We lease various office facilities, including our corporate headquarters in Redwood City, California, under non-cancellable operating lease agreements that expire through September 2027. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. Rent expense under operating leases totaled $0.7 million and $2.3 million for the three and nine months ended September 30, 2015, respectively, and totaled $0.8 million and $1.9 million in the three and nine months ended September 30, 2014, respectively.

We also enter into agreements with digital media property owners that require the purchase of a minimum number of impressions on a monthly or quarterly basis. Our purchase commitments expire on various dates through December 2017.

Our future minimum payments under these arrangements as of September 30, 2015 are as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating lease obligations	$17,626	$2,687	$5,204	$3,826	$5,909
Traffic acquisition costs and other purchase commitments	2,448	2,448	—	—	—
Total minimum payments	$20,074	$5,135	$5,204	$3,826	$5,909

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. We have determined that our uncertain tax positions as of September 30, 2015 will not result in any additional taxes payable by us. As a result, no amounts are shown in the table above relating to our uncertain tax positions.

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

To provide a meaningful assessment of the interest rate risk within our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our portfolio. Based on investment positions as of September 30, 2015, a hypothetical 100 basis point increase in interest rates across all maturities in our portfolio would result in an immaterial incremental decline in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity. As such, we do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. We do not enter into investments for trading or speculative purposes.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the British pound sterling and euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and we expect we will continue to experience fluctuations in our net income (loss) as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and intercompany balances that are denominated in currencies other than the U.S. dollar. For both the three and nine months ended September 30, 2015, foreign exchange transaction losses totaled $0.3 million.

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

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter ended September 30, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Our Industry:

Our revenue has declined, we have incurred significant net losses, and we may not be profitable in the future.

We incurred net losses of $18.4 million for the first nine months of 2015 and $8.7 million for the full year 2014. We had net income of $0.3 million and $6.3 million for the full years 2013 and 2012, respectively. We had an accumulated deficit of $48.8 million as of September 30, 2015. In the nine months ended September 30, 2015, and in 2014, we did not generate sufficient revenue to offset operating expenses, which may occur in future periods as well. Our revenue has declined in recent periods as a result of a variety of factors, including increased competition and the maturation of our business, and we cannot assure you that our revenue will not decline further. We expect to invest heavily in our operations to support anticipated future growth; as a result, our operating expenses will increase substantially and to be profitable we will need to increase our revenue sufficiently to offset these higher expenses. You should not consider our historical revenue growth or operating expenses prior to recent periods as indicative of our future performance. If our revenue growth rate continues to decline or our operating expenses exceed expectations, our financial performance will be adversely affected. Further, if our future growth and operating performance fail to meet investor or analyst expectations, it could have a materially negative effect on our stock price.

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

A substantial portion of our revenue depends on a limited number of advertising agency customers representing a limited number of advertisers, and a reduction in digital advertising purchased by those customers or advertisers could significantly reduce our revenue.

Brand advertisers represented by a limited number of advertising agencies account for a significant portion of our revenue. A significant reduction for any reason in our revenue from digital advertising purchased by these limited number of advertising agency customers or one or more brand advertisers that they represent could materially harm our financial condition and results of operations.

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

The digital video advertising market is highly competitive, with many companies providing competing solutions. We compete with Hulu, Google (YouTube and DoubleClick) and Facebook (LiveRail) as well as many ad exchanges, demand side advertiser platforms and ad networks. We also face competition from direct response (search-based) advertisers who seek to target brands. Many of our competitors are significantly larger than we are and have more capital to invest in their businesses. Our competitors may establish or strengthen cooperative relationships with digital media property partners and brand advertisers, or other parties, that limit our ability to promote our solutions and generate revenue. For example, brand advertiser customers that adopt demand-side advertiser platforms disrupt our direct client relationship with those customers. Competitors could also seek to gain market share by reducing the prices they charge to advertisers, introducing products and solutions that are similar to ours or introducing new technology tools for advertisers and digital media properties. Moreover, increased competition for video advertising inventory from digital media properties could result in an increase in the portion of advertiser revenue that we must pay to digital media property owners to acquire that advertising inventory.

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

The market for digital video advertising solutions is characterized by rapid technological change, evolving industry standards and frequent new product and service introductions. To keep pace with technological developments, satisfy increasing advertiser and digital media property requirements, maintain the attractiveness and competitiveness of our advertising solutions and ensure compatibility with evolving industry standards and protocols, we will need to anticipate and respond to varying product lifecycles, regularly enhance our current advertising solutions and develop and introduce new solutions and functionality on a timely basis. This requires significant investment of financial and other resources. For example, we are required to invest significant resources into integrating our solutions with multiple forms of Internet-connected devices in order to maintain a comprehensive advertising platform. We have periodically experienced difficulty integrating with some digital media properties. We may continue to experience similar difficulties and these difficulties will consume financial, engineering and managerial resources and we may not have the financial resources to make investments across all new forms of Internet-connected devices in the future. Additionally, Internet-connected TV is a relatively new market opportunity, from which we have realized only limited revenue, that requires us to apply financial, development, engineering and managerial resources to ensure that our advertising solutions remain compatible with technological and market developments. Similarly, advertising exchanges and other technological developments may displace us or introduce an additional intermediate layer between us and our advertising customers and digital media properties that could impair our relationships with those customers. Our inability, for technological, business or other reasons, to enhance, develop, introduce and deliver compelling advertising solutions in response to changing market conditions and technologies or evolving expectations of advertisers, digital media properties or consumers of digital video advertising could hurt our ability to deliver successful digital video campaigns which could result in our advertising solutions becoming obsolete and a failure to grow or retain our current advertiser base.

Digital video advertising is shifting, in part, to programmatic buying and real-time bidding (“RTB”) systems. Programmatic buying is the automated purchase of digital advertising inventory through a combination of machine-based transactions, data and algorithms. RTB, a subset of programmatic buying, is the real-time purchase and sale of advertising inventory on an impression-by-impression basis on advertising exchanges. Programmatic buying and RTB are emerging and growing trends in the buying and selling of digital advertising inventory. The recognition by advertisers that an increased use of programmatic buying and RTB systems may constitute an effective way to achieve their campaign goals and cost savings, and the recognition by digital media property owners that they may achieve greater returns from an increased use of programmatic buying and RTB systems is challenging our traditional pricing model. There can be no assurance that such trends, or the acceleration of such trends, will not erode our revenue. In 2014, we introduced Video Reach, our first generation demand-side programmatic buying solution which had limited revenue impact. We have continued to invest resources in expanding our programmatic products. In June 2015 we launched YuMe for Advertisers, or YFA, which is our second generation demand-side programmatic buying solution. We intend to offer a full end-to-end video-based programmatic solution by the end of 2015. We may be unable to successfully sell, integrate or maintain this solution and there can be no assurance that our advertising customers or our network of digital media property owners will embrace or adopt our programmatic solution. The acceleration of these programmatic trends along with the lack of customer adoption of our programmatic solutions would cause our revenue to decrease and our business to suffer.

If we fail to detect advertising fraud or other actions that impact our advertising campaign performance, we could harm our reputation with advertisers or agencies, which would cause our revenue and business to suffer.

Our business relies on our ability to deliver successful and effective video advertising campaigns. Some of those campaigns may experience fraudulent and other invalid impressions, clicks or conversions that advertisers may perceive as undesirable, such as non-human traffic generated by machines that are designed to simulate human users and artificially inflate user traffic on websites. These activities could overstate the performance of any given video advertising campaign and could harm our reputation. It may be difficult for us to detect fraudulent or malicious activity because we do not own content and rely in part on our digital media properties to control such activity. These risks become more pronounced as the digital video industry shifts to programmatic buying. While we routinely review the campaign performance on our digital media properties’ inventory, such reviews may not detect or prevent fraudulent or malicious activity. If we fail to detect or prevent fraudulent or other malicious activity, the affected advertisers may experience or perceive a reduced return on their investment and our reputation may be harmed. High levels of fraudulent or malicious activity could lead to dissatisfaction with our solutions, refusals to pay, refund or future credit demands or withdrawal of future business. In addition, advertisers increasingly rely on third party vendors to measure campaigns and detect fraud. If we are unable to successfully integrate our technology with such vendors, or our measurement and fraud detection differs from their findings, our customers could lose confidence in our solutions and our revenues could decrease. Further, if we are unable to detect fraudulent or other malicious activities and advertisers demand fraud-free inventory, our supply could fall drastically, making it impossible to sustain our current business model. If we fail to detect fraudulent or other malicious activities that impact the performance of our brand advertising campaigns, we could harm our reputation with our advertisers or agencies and our revenue and business would suffer.

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

We have expanded our international operations by opening offices in new countries and regions. For example, we expanded into the United Kingdom with the acquisition of Appealing Media in the second half of 2011, launched operations in Canada, France and Spain in 2012, the Nordic region and Germany in 2013, and Latin America and China in 2014. However, we have a limited sales operations history as a company outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the challenges of supporting a rapidly growing business in an environment of multiple cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Expanding internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:

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

If the use of “third party cookies” is rejected by Internet users, restricted or otherwise subject to unfavorable regulation, our performance could decline and we could lose advertisers and revenue.

Cookies (small text files) are used to gather data to help support our products. These cookies are placed through an Internet browser on an Internet user’s computer and correspond to certain data sets on our servers. Cookies collect anonymous information, such as when an Internet user views an ad, clicks on an ad, or visits one of our advertisers’ websites.

Cookies may easily be deleted or blocked by Internet users. All of the most commonly used Internet browsers allow Internet users to modify their browser settings to prevent first party or third-party cookies from being accepted by their browsers. Internet users can also delete cookies and/or download “ad blocking” software that prevents cookies from being stored on a user’s computer. If more Internet users adopt these settings or delete their cookies more frequently than they currently do, our business could be harmed. In addition, the Safari browser blocks third party cookies by default, and other browsers may do so in the future. Unless such default settings in browsers are altered by Internet users, we will be able to set fewer of our cookies in browsers, which could adversely affect our business. There have also been announcements that prominent advertising platforms plan to replace cookies with alternative web tracking technologies. These alternative mechanisms have not been described in technical detail, and have not been announced with any specific stated time line. It is possible that these companies may rely on proprietary algorithms or statistical methods to track web users without the deployment of cookies, or may utilize log-in credentials entered by users into other web properties owned by these companies, such as their digital email services, to track web usage without deploying third party cookies. Alternatively, such companies may build alternative and potentially proprietary user tracking methods into their widely-used web browsers.

If and to the extent that cookies are blocked and/or replaced by proprietary alternatives, our continued use of cookies may face negative consumer sentiment, reduce our market share, or otherwise place us at a competitive disadvantage. If cookies are replaced, in whole or in part, by proprietary alternatives, we may be obliged to license proprietary tracking mechanisms and data from companies that have developed them, which also compete with us as advertising networks, and we may not be able to obtain such licenses on economically favorable terms. If such proprietary web-tracking standards are owned by companies that compete with us, they may be unwilling to make that technology available to us.

In addition, in the EU, Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the “Cookie Directive,” directs EU member states to ensure that storing or accessing information on an Internet user’s device, such as through a cookie, is allowed only if the Internet user has given his or her consent. Because we lack a direct relationship with Internet users, we rely on our publishers, both practically and contractually, to obtain such consent. Some member states have adopted and implemented, and may continue to adopt and implement, legislation that negatively impacts the use of cookies for digital advertising. Some of these member states also require prior express user consent, as opposed to merely implied consent, to permit the placement and use of cookies. Where member states require prior express consent, our ability to deliver advertisements on certain websites or to certain users may be impaired.

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

The regulatory framework for privacy issues is evolving worldwide, and various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices, including some directed at the digital advertising industry in particular. It is possible that new laws and regulations will be adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that would affect our business, particularly with regard to collection or use of data to target ads and communication with consumers and the international transfer of data from Europe to the U.S. The U.S. government, including the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for greater regulation of the collection of consumer information, including regulation aimed at restricting some targeted advertising practices. In Europe, the Court of Justice of the European Union recently invalidated the “US-EU Safe Harbor framework,” which created a safe harbor under the European Data Protection Directive for certain European data transfers to the U.S. We had not self-certified under this regime, and therefore were not directly affected by this decision. However, stricter regulation of European data transfers to U.S. in future may impact our ability to serve European customers effectively, or require us to open and operate datacenters in the European Union which would result in a higher cost of doing business in these jurisdictions and could subject us to direct regulatory enforcement by data protection authorities in the European Union.

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

In addition to compliance with government regulations, we voluntarily participate in trade associations and industry self-regulatory groups that promulgate best practices or codes of conduct addressing the provision of Internet advertising. We could be adversely affected by changes to these guidelines and codes in ways that are inconsistent with our practices or in conflict with the laws and regulations of U.S. or international regulatory authorities. For instance, new guidelines, codes, or interpretations, by self-regulatory organizations or government agencies, may require additional disclosures, or additional consumer consents, such as “opt-in” permissions to share, link or use data, such as health data from third parties, in certain ways. If we fail to abide by, or are perceived as not operating in accordance with, industry best practices or any industry guidelines or codes with regard to privacy, our reputation may suffer and we could lose relationships with advertisers and digital media properties.

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

•	Faulty or out-of-date algorithms that fail to properly process data or result in inability to capture brand-receptive audiences at scale;

•	Technical or infrastructure problems causing digital video not to function, display properly or be placed next to inappropriate context;

•	Inability to control video completion rates, maintain user attention or prevent end users from skipping advertisements;

•	Inability to detect and prevent advertising fraud and other malicious activity;

•	Inability to fulfill audience guarantee or viewability requirements of our advertiser customers;

•	Unavailability of standard digital video audience ratings and brand receptivity measurements for brand advertisers to effectively measure the success of their campaigns; and

•	Access to quality inventory at sufficient volumes to meet the needs of our advertisers’ campaigns.

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

In the United States, we have 11 patents issued and 16 non-provisional patent applications pending. We also have 39 foreign and 7 international patent applications pending. There can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, or that these patents will not be challenged by third parties or found to be invalid or unenforceable. We have 8 registered trademarks in the United States, 23 registered trademarks in foreign jurisdictions and are also pursuing the registration of additional trademarks and service marks in the United States and in locations outside the United States. Effective trade secret, copyright, trademark and patent protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming.

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

If the market price of our common stock sustains additional declines, our investments in recorded goodwill could be impaired.

As of September 30, 2015 goodwill recorded on our consolidated balance sheet totaled $3.9 million. In light of the decline in the market price of our common stock during the third quarter of 2015, the Company performed an interim goodwill impairment test as of September 30, 2015. Based on the results of this test, the Company determined that the goodwill recorded on its consolidated balance sheet was not impaired. However, if the market price of the Company’s common stock experiences further and sustained declines from current levels, or if other events or circumstances change that would more likely than not reduce the fair value of the Company below its respective carrying value, all or a portion of the $3.9 million of goodwill may be impaired in future periods. Other events or circumstances that could reduce the fair value of the Company include (i) an adverse change in macroeconomic conditions; (ii) negative changes in the advertising technology market; (iii) increased cost factors that have a negative effect on our earnings and cash flows; (iv) negative or overall declining financial performance compared with our actual and projected results of relevant prior periods; and (v) other events such as changes in our management, our key personnel, our strategy, or our customers. Any impairment charges that we may incur in the future could be material to our results of operations and financial condition.

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

Our stock price has been and is likely to remain volatile. Since shares of our common stock were sold in our initial public offering in August 2013 at a price of $9.00 per share, our stock price has ranged from $2.35 to $12.08 through October 31, 2015. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

We had approximately 34.4 million shares of common stock outstanding as of September 30, 2015. Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

As of September 30, 2015, approximately 8.2 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans have been registered under registration statements on Form S-8 and, subject to grants, vesting arrangements and exercise of options and the restrictions of Rule 144 in the case of our affiliates, may become available for sale in the public market.

Additionally, the holders of an aggregate of approximately 5.3 million shares of common stock have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. Further, the stockholders may decide to sell such shares without registration. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in aggregate, beneficially own approximately 56% of our outstanding common stock. These persons, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

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

Date: November 6, 2015

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