Form 10-K
period 2015-12-31
YuMe Inc
filed 2016-03-10
CIK 1415624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was $90,145,250 based upon the closing price of the Registrant’s common stock reported for such date by the New York Stock Exchange. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded from that calculation because such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 29, 2016, there were 34,811,521 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for its 2016 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference in Part III of this Form 10-K.

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

YuMe, Inc.

FORM 10-K

GLOSSARY

To assist you in reading this Annual Report, we have provided definitions of some of the terms and acronyms that we use:

“Ad exchange”—A digital marketplace that enables advertisers and digital media property owners to buy and sell advertising impressions, often through real-time auctions.

“Advertising campaign”—The process by which we deliver a brand advertiser's digital video advertisements to audiences available through digital media properties in order to fulfill the overall objectives, including the contractual requirements, of the advertising campaign awarded to us by advertising customers.

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

“Brand metrics”—Metrics that are specific to an advertising campaign and outline criteria for measuring success of the advertising campaign.

“Brand preference”—A measure of brand loyalty in which a consumer chooses a particular brand in presence of competing brands.

“Brand recall”—A measure of advertising effectiveness in which a sample of respondents who were exposed to an ad and at a later time are asked if they recall the brand that sponsored an ad.

“CPM”—Cost per thousand impressions, a measure by which advertising campaign placements may be priced for advertisers on a digital media property. An impression is the exposure of an ad to a viewer.

“Direct response advertising”—Advertising that is designed to induce some specific action, such as search engine marketing, click-through banners, newspaper classifieds and coupons.

“Frequency”—A measure of how many times a consumer within a target audience is exposed to a specific advertisement.

“Impression”—The exposure of the advertising campaign content on a publisher site.

“Lift”—The percentage improvement in a tested metric.

“Message recall”—A measure of advertising effectiveness in which a sample of respondents who were exposed to an advertising campaign and at a later time are asked if they recall the primary message of an advertising campaign.

“PQI”—YuMe's Placement Quality Index, our contextual scoring system that assesses the quality of ad placements in order to optimize placements for brand results. PQI algorithms dynamically score advertising inventory based on prior calculations of brand related results and current advertising campaign measures such as video completion rate, player size, player location, content relevancy and advertising campaign objectives.

“Purchase intent”—The likelihood that a person intends to buy a product in a given period of time.

“Reach”—The number of individuals or households that are exposed to an ad in a given period of time.

“Unique viewers”—A measure of the number of individual devices through which a particular piece of video content was viewed online, on mobile, or through other Internet-connected device platforms over a period of time, typically one month.

“YuMe SDKs”—YuMe's Audience Aware Software Development Kit, our proprietary software that digital media property owners embed in websites and applications residing on other devices, along with a related set of implementation tools.

“YFA”—YuMe for Advertisers, our comprehensive demand-side platform system enabling programmatic procurement of YuMe inventory as well as third party supply-side platform inventory.

“YFP”—YuMe for Publishers, our comprehensive platform system for creating, managing, monetizing and measuring cross-platform digital video brand advertising inventory.

PART I

ITEM 1.	BUSINESS

Overview

YuMe is a leading independent provider of multi-screen video advertising technology, connecting brand advertisers, digital media property owners and consumers of video content across a growing range of Internet-connected devices. YuMe offers advertising customers end-to-end marketing solutions by combining data-driven technologies with deep insight into audience behavior. In 2015 we introduced a demand-side platform (“DSP”), called YuMe for Advertisers, to find relevant audiences and deliver targeted advertising and a supply-side platform (“SSP”), called YuMe for Publishers (“YFP 5.0”), which helps aggregate audiences, define audience characteristics and offer monetization opportunities for digital media property owners. Because we provide solutions for both buyers and sellers of digital video advertising we operate an “end-to-end” or “full-stack” programmatic platform.

Our digital video advertising solutions are purpose-built for brand advertisers, advertising agencies and digital media property owners. Through a sophisticated platform of proprietary embedded software, data science, machine-learning algorithms, and programmatic tools we deliver TV-scale video advertising campaigns to relevant, brand-receptive digital audiences. We aggregate these audiences across a wide range of Internet-connected devices, which include personal computers, smartphones, tablets, set-top boxes, game consoles and Internet-connected TVs, by providing global digital media property owners with proprietary software that monetizes their professionally produced content and applications with our advertising campaigns. Our industry leadership is reflected in our wide audience reach, large customer base and scale in data derived from our large embedded software base.

For our advertising customers, we overcome the complexities of delivering digital video brand advertising campaigns in a highly fragmented environment where audiences use an increasing variety of Internet-connected devices to access thousands of online and mobile websites and applications. Our solutions deliver brand-optimized video advertising campaigns seamlessly across Internet-connected devices. Our platform optimizes advertising campaign results that are relevant to brand advertisers, such as brand awareness, message recall, brand favorability, and purchase intent. Because of this, we believe brand advertisers and brand-focused agencies can find particular benefit in our private marketplace programmatic offering where brand advertisers are able to programmatically manage the audiences and digital media properties where their campaigns will run.

For global digital media property owners that supply advertising inventory, we offer a platform which enables us to make their inventory available to advertising customers and deliver digital video ads to the audiences of digital media property owners that are optimized for specific advertising customer needs. In order to categorize these audiences and provide a scalable, programmatic cross-platform monetization solution to digital media property owners, our platform gathers first party data through our cross-device SDK and incorporates third party data from partners. We then apply our data science capabilities to aggregate audiences that will be relevant to brand advertisers. In combination, these capabilities allow us to deliver ads to audiences that we expect to be receptive to specific brand messages, which drives better monetization for digital media property owners.

The core of our business relies on our sophisticated platform that encompasses customized embedded software, programmatic advertising management (buying and selling tools) and data science capabilities. Our YuMe SDKs are embedded by our digital media property owners and collect data that we use for our advanced audience modeling algorithms, continuously improving our ability to optimize advertising campaigns around results that are relevant to brand advertisers. Our Placement Quality Index (“PQI”) inventory scoring system leverages YuMe SDKs and other data sources to assess through algorithms the quality of ad placements and optimize placements for maximum brand advertising results. Our Audience Amplifier machine-learning tool uses data gathered by YuMe SDKs in its correlative data models to find audiences that we expect to be receptive to specific brand messages.

Over our eleven-year operating history we have amassed a vast amount of data derived from our large installed base of YuMe SDKs that are embedded in online and mobile websites and entertainment applications residing on millions of Internet-connected devices. This allows us to deliver TV-like ads, enhanced and customized for each specific device type, and collect valuable advertisement viewership data. We collect billions of data points each year from ad impressions we deliver. As we grow our audience and advertiser footprint, we are able to collect even more data, which in turn enables us to improve the efficacy of our targeting models, further improving the utility of our solutions and driving increased adoption of our technology.

We generate revenue by delivering digital video ads on Internet-connected devices. Our ads run when users choose to view video content on their devices. Advertising campaigns occur when customers submit orders to us and we fulfill those orders by delivering their digital video ads to audiences available through digital media properties, a process that we refer to as an advertising campaign. Advertising customers typically pay us on a CPM basis, of which we generally pay digital media property owners a negotiated percentage. Our customers primarily consist of large global brands and their advertising agencies. In 2015, we had 1,001 customers, including 77 of the top 100 U.S. advertisers as ranked by Advertising Age magazine in 2014 (“the AdAge 100”), such as American Express, AT&T, GlaxoSmithKline, Home Depot and McDonald's.

Industry Background

Advertising divides into two broad categories: direct response and branding. Direct response advertising is designed to induce some specific action, while brand advertising is designed to establish long-term, positive consumer attitudes toward a company or its products or services without a specific call to action. While direct response advertisers measure advertising campaign effectiveness against consumer response to an advertisement’s call to action, brand advertisers measure advertising campaign effectiveness against metrics such as reach (how many consumers within the advertiser’s target audience were exposed to the advertisement) and frequency (how many times was the consumer within the target audience exposed to the advertisement). Brand advertisers may conduct post-advertising campaign surveys with their target audience to measure how well an advertising campaign increased brand-relevant metrics, such as brand awareness, message recall, brand favorability and purchase intent.

Currently, direct response advertising campaigns, such as search engine marketing, click-through banners and digital coupons, account for the majority of digital advertising. Historically, brand advertisers have relied on television, print and other traditional media to promote their brands, and we believe that digital advertising remains underpenetrated by brand advertisers relative to traditional media. Increasingly, brand advertisers’ target audiences are spending less time watching traditional TV and more time viewing video entertainment on Internet-connected devices.

We believe TV brand advertisers are increasingly following their target audiences onto digital video and allocating more of their budgets to digital video advertising. New solutions such as programmatic platforms, which allow buyers to see and purchase inventory in real-time and sellers to reach multiple buyers, are increasing the reliability and volume of digital brand advertising transactions. Brand advertisers and digital media property owners increasingly use sophisticated data sciences to measure the value of inventory and audiences both in real-time and in private marketplaces. Brand advertisers in particular are drawn to private marketplaces where they can control the inventory providers and the data measurement. As new solutions address the challenges advertisers face with deploying digital video brand advertising campaigns in a fragmented ecosystem, we believe this market is poised to capture increasing amounts of TV advertising spend.

The YuMe Solution

Our solutions are built for brand advertisers, advertising agencies and digital media property owners that produce content and applications. We have built our end-to-end software stack and data-science capabilities to deliver reliable advertising campaign results for brand advertisers and monetization for digital media property owners. We deliver TV-like video ads when users choose to view video content on their devices, the vast majority of which are prominently displayed before the chosen video content is displayed. We deliver these ads to audiences across Internet-connected devices. With our data-science capabilities, including data collection and sophisticated analytics, our advertiser customers reach large-scale, brand-receptive audiences, and digital media property owners capture brand advertising revenue with their content and applications. In 2015, we launched customized demand-side and sell-side programmatic platforms (YFA and YFP 5.0), which enable advertiser customers and digital media property owners to buy and sell advertising inventory in real-time and in private marketplaces customized for specific advertisers’ needs.

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

We believe our full-stack software and solutions have advantages that others cannot offer. Our end-to-end solutions, including YFA, YFP, YuMe SDKs, first party data collection and data-science capabilities and a consultative sales force, combine to make each component more valuable. High PQI ratings enable digital media property owners to attract the best premium brand-advertising to optimize their inventory, maximize CPM and deliver brand value.

Our solutions:

Aggregate large fragmented audiences – Through our embedded YuMe SDKs, we aggregate millions of digital video viewers on thousands of digital media properties, across websites and applications residing on a range of devices. The YuMe SDKs, which are customized for individual devices, allow us to deliver relevant and distinct video ad experiences to a range of different devices and audiences, while simultaneously collecting device, content and audience-specific data on the brand performance of those ad placements.

Reach brand-receptive audiences at scale – Our Audience Amplifier tool applies machine-learning technology to first party data that we collect from the YuMe SDKs, as well as third party data, in order to identify viewers within our aggregated audience who we expect to be receptive to specific brand messages. We refer to these viewers as brand-receptive audiences. We use characteristics of these audiences to identify additional viewers that may deliver similar or better brand receptivity.

Deliver targeted ads in valuable brand contexts – Our contextual targeting capabilities are designed to ensure that brand advertisements are delivered in the relevant context alongside high-quality content.

Help digital media property owners capture brand dollars – Digital media property owners who use YFP can take advantage of a comprehensive programmatic system for creating, managing, monetizing and measuring cross-platform digital video brand advertising inventory. Using YFP, digital media property owners monitor how their content is valued, how it performs for brand advertising buyers and how many sales they have generated based on that performance. Digital media property owners can then leverage this information to better monetize their inventory.

Help advertising customers target relevant audiences – Advertising customers can access relevant audiences through YFA, both in real-time bidding and through private marketplaces. YFA provides a programmatic system for generating, targeting, delivering and measuring campaigns across multiple platforms, thousands of digital media properties and multiple third party inventory aggregators. Private marketplaces give brand advertisers a custom curated programmatic platform to apply specific requirements on inventory buying. This is particularly attractive to brand advertisers who want to closely manage the placement and audiences for their ads.

Measure and optimize advertising campaigns based on brand metrics – Our YuMe SDKs enable us to collect first party advertising campaign data, such as player size and completion rate, and to survey viewers for information about factors such as message recall and brand favorability.

Deliver impactful device-specific ads – Our YuMe SDKs and video ads can be customized for each digital device, so we can utilize specific characteristics of a device to deliver new and impactful video ads.

Augment TV advertising spend – When deployed as part of an integrated digital video and TV campaign, our solutions enable broader reach and better results than TV campaigns alone. In particular, we believe that our Audience Amplifier permits brand advertisers to increase the scale and reach of their digital video advertising campaigns.

The YuMe Platform

The YuMe Platform is the set of products and technologies used to find brand-relevant audiences and deliver impactful video ads. It is comprised of our core technologies as well as our products used by advertisers and by digital media property owners.

Our Core Technologies

YuMe Software Development Kits – YuMe SDKs consist of software that is embedded by digital media property owners as part of websites and applications residing on a range of different devices, along with a related set of implementation tools. Our YuMe SDKs solve the problem of addressing a fragmented audience because they are customized for each device type based on the specific hardware, software and viewing capabilities of the device. They enable delivery of video ads, customized interactive ads and rich experiences built on video, interactivity and web elements. YuMe SDKs collect relevant data needed to drive our other technologies including our advanced audience targeting and ad placement algorithms.

Key capabilities of our YuMe SDKs include:

•Broad support for multiple devices, as well as related operating systems, video players and plug-ins;

•Support of industry-standard interface definitions such as IAB’s Video Player Ad-servicing Interface Definition and its Mobile Rich Media Ad Interface Definitions;

•Advertising campaign performance surveys;

•Data about viewership, video placement, completion rate, brand safety, such as viewability and traffic quality and other screen-level insights; and

•Delivery of a large selection of video ad units, including customized and interactive advertising units.

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

YuMe Placement Quality Index (PQI) – YuMe's PQI is an extensible set of scoring and targeting algorithms that use data collected by our YuMe SDKs to optimize video advertising, targeting and performance across digital media properties. The algorithms continually analyze data from the YuMe SDKs, such as viewership, video completion rate, player size, player location, content relevancy, and advertising campaign objectives. Our PQI is easily extensible to include other measures as we determine their relevancy. First party data collected directly by YuMe, second party data, such as publisher registration data, and third party data, such as anonymized cookie-based data licensed from data providers, can be used together or separately to inform the PQI algorithms. Based on the results of PQI calculations, we deliver the right ad to the right audience at the right time.

A brand advertising campaign may involve millions of ad impressions, formed with pairings of ad requests with brand ad objectives. The flexibility of our PQI algorithm allows us to respond to brand advertising campaign objectives, such as addressing particular devices, websites or applications and targeting particular viewership characteristics. This enables our customers to reach targeted brand-receptive audiences for their advertising campaigns.

As we collect more data, the quality of our PQI analyses improves. The results of our PQI analyses feed our Audience Amplifier tool, helping us improve our audience modeling methodologies and providing us with further audience targeting data, which we in turn use to improve our PQI analyses.

YuMe Audience Amplifier – Audience Amplifier is our data-driven audience measurement, modeling and segmentation engine that delivers relevant addressable audiences at scale. Audience Amplifier is a cross-platform predictive planning tool that finds addressable brand-receptive audiences across a large and highly fragmented ecosystem. While not cookie dependent, Audience Amplifier integrates learning and data from various sources including PQI, our YuMe SDKs, our opt-in audience surveys, and second and third party data to model the largest cross-platform brand-receptive audience that meets specific advertiser objectives. Our platform delivers PQI targeted advertising campaigns, measures effectiveness based on data supplied by the YuMe SDKs and feeds that effectiveness data to Audience Amplifier, which in turn optimizes the audience targeting model for those advertising campaigns. Audience Amplifier correlates advertising campaign performance with PQI information to create additional audience models. The Audience Amplifier audience segments and models are then used post-advertising campaign to improve YuMe's overall advertising campaign planning and sales strategy. Advertisers benefit from this feedback loop by getting new audience models and more relevant information on the potential size and quality of audience they can reach, driving increased adoption of our technology.

YuMe for Publishers

Our platform, including YFP 5.0, provides digital media property owners with a scalable, programmatic cross-platform monetization solution for their advertising inventory. We deliver our solutions through a cloud-based hosted platform, ensuring a high level of reliability, scalability and performance, with minimal upfront technology investments by our partners.

The YFP product line contains a set of tools that digital media property owners use to manage their advertising inventory across screens, based on our core technologies. YFP offerings include licensed and service products, are based on a digital media property owner's scale and needs. In some cases, digital media property owners use industry standard technology, such as the IAB's Video Ad Serving Template, to deliver advertisements and access our core technologies without licensing our YFP products. In December 2015, we announced the launch of YFP 5.0, which enables digital media property owners to access brand advertisers from YuMe’s demand-side programmatic platform, YFA, and other buyers through multiple third party DSPs and ad exchanges.

YuMe for Advertisers

In June 2015 we announced the launch of YFA which is our demand-side programmatic video buying technology platform providing advertisers access to multi-screen video audiences at scale with a full suite of unique branding solutions. YFA is a comprehensive demand-side platform that connects brand advertising buyers to relevant digital media property audiences and inventory. YFA delivers an intuitive user interface, multi-screen breadth, brand performance-driving advertising products and integrated third-party technologies to support video branding objectives. In addition to buying inventory in real-time, advertising customers using YFA can create private marketplaces to customize the digital media properties and owners relevant for their specific brands.

YFA allows advertising customers to access our programmatic platform and use our sales or managed services team to assist in creating, optimizing and running campaigns. Our YFA programmatic platform can run campaigns across multiple Internet-connected devices and through multiple digital media property owners and aggregators. When using YFA, advertising customers can access differentiated audiences from YuMe digital media properties and other audiences through third party SSPs and ad exchanges. This gives customers the flexibility to extend their objectives as needed.

Our Customers

Our customer base consists primarily of large brand advertisers and the advertising agencies that represent them. In 2015, we had 1,001 customers, including 77 of the AdAge 100. Brand advertisers represented by an advertising agency within the Omnicom Media Group Holdings Inc. corporate structure, accounted for approximately 19% of our revenues in 2013 and accounted for less than 10% in 2014 and 2015. To reach our advertising customers, we work closely with advertising agencies that build and manage advertiser strategies and tactics.

Sales and customer support are handled through a number of channels:

•Full-service sales team:  Our global sales team creates deep and consultative relationships with our brand and agency customers to facilitate highly iterative advertising campaign planning.

•Ad specialists:  We also employ an overlay sales team that has specific and deep knowledge of particular industry and geographic or device verticals. Our full-service sales team often partners with ad specialists or groups of ad specialists to construct complex, multi-platform and multi-objective advertising campaigns. We also operate an international advertising and network operations center 24 hours a day, 365 days a year.

•Product managers:  As we innovate, developing increasingly effective and relevant solutions, our product management team often works in conjunction with our customers to identify key requirements and explain in depth the workings of the YuMe Platform technologies.

Our Relationships with Digital Media Property Owners

We have relationships with digital media property owners, including owners of websites and developers of smartphone and tablet applications that display digital videos and manufacturers of Internet-connected devices. These relationships provide us with advertising inventory, which we utilize to deliver our digital video advertising solutions to our advertising customers. We do not believe the success of our business is dependent on our relationship with any single digital media property owner.

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

Competition

We operate in a dynamic and competitive market, influenced by trends in both the overall advertising industry as well as the digital video advertising market. We compete with Hulu and Google (YouTube and DoubleClick) as well as many privately-owned ad exchanges, demand-side advertiser platforms, sell-side publisher platforms and ad networks. We also face competition from direct response advertising providers who seek to target brands. Some large advertising agencies, which may represent our current customers, build their own relationships with digital media properties and can directly connect advertisers with digital media properties. Other companies that offer analytics, mediation, exchange or other third party solutions are or may become intermediaries between advertisers and digital media properties and thereby compete with us.

We believe the principal competitive factors in our industry include effective audience targeting capabilities, brand-oriented tools and user interface, multi-device advertising campaign delivery capability, platform independence, proven and scalable technologies, audience scale and reach, relationships with leading brand advertisers and their respective agencies and brand awareness and reputation. We believe that we compete favorably with respect to all of these factors and that we are well-positioned as an independent provider of digital video brand advertising solutions.

Research and Development

As of December 31, 2015, we had a total of 148 employees primarily engaged in research and development functions, of which 116 were located in our Chennai and Pune, India offices. We believe that our eleven-year operating history and our ability to attract and retain the large pool of engineering talent available in India help us to scale our business cost-effectively.

Our research and development expense was $10.9 million, $5.9 million and $4.5 million in 2015, 2014 and 2013, respectively.

Intellectual Property

Our ability to protect our intellectual property, including our technologies, is an important factor in the success and continued growth of our business. We protect our intellectual property through trade secrets law, patents, copyrights, trademarks and contracts. We have established business procedures designed to maintain the confidentiality of our proprietary information such as the use of our license agreements with customers and our use of our confidentiality agreements and intellectual property assignment agreements with our employees, consultants, business partners and advisors where appropriate. Some of our technologies rely upon third party licensed intellectual property.

In the United States, we have 11 patents issued, 16 non-provisional patent applications pending and one provisional patent application pending. We also have 38 foreign and seven international patent applications pending. The issued patents expire between the years 2026 and 2033. We expect to apply for additional patents to protect our intellectual property both in the United States and internationally.

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

The issue of privacy in the digital media industry is still evolving. Federal legislation and rule-making have been proposed from time to time that would govern certain advertising practices as they relate to digital media, including the use of precise geo-location data. Although such legislation has not been enacted, it remains a possibility that some federal and state laws may be passed in the future.

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

Employees

As of December 31, 2015, we had 552 employees, of whom 80 were primarily engaged in the delivery of advertising campaigns, which we account for as a cost of revenue, 245 were primarily engaged in sales and marketing, 148 were primarily engaged in research and development and 79 were primarily engaged in general and administrative functions. Of these employees, 259 are located in the United States, 223 are located in India and 70 are located in other foreign jurisdictions, primarily Europe. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Facilities

Our corporate headquarters is located in Redwood City, California and consists of approximately 26,900 square feet of office space pursuant to lease agreements that expire between October 2016 and October 2019. Our headquarters accommodates our principal sales, marketing, customer support and administrative activities. We occupy office space in Chennai, India consisting of 15,744 square feet under a lease that expires in July 2016. We also occupy office space in Pune, India under a lease that expires in October 2019. Our facilities in India are used primarily for operations support, professional services, customer support, and software development. We also maintain U.S. sales offices in Atlanta, Boston, Chicago, Los Angeles, New York and international sales offices in Hamburg, Germany; London, U.K.; Madrid, Spain; Mexico City, Mexico; Paris, France; Santiago, Chile; Beijing and Shanghai, China; and Stockholm, Sweden. We do not own any real property.

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

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Note 14 to our consolidated financial statements under Item 8 of this Annual Report.

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

We incurred net losses of $16.7 million and $8.7 million for 2015 and 2014, respectively. We had net income of $0.3 million and $6.3 million for 2013 and 2012, respectively. We had an accumulated deficit of $47.2 million as of December 31, 2015. In 2015 and 2014, we did not generate sufficient revenue to offset operating expenses, which may occur in future periods as well. Our revenue has declined in recent periods as a result of a variety of factors, including increased competition and the maturation of our business, and we cannot assure you that our revenue will not decline further. We expect to invest heavily in our operations to support anticipated future growth; as a result, our operating expenses will increase substantially and to be profitable we will need to increase our revenue sufficiently to offset these higher expenses. You should not consider our historical revenue growth or operating expenses prior to recent periods as indicative of our future performance. If our revenue growth rate continues to decline or our operating expenses exceed expectations, our financial performance will be adversely affected. Further, if our future growth and operating performance fail to meet investor or analyst expectations, it could have a materially negative effect on our stock price.

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

A substantial portion of our revenue depends on a small number of advertising agency customers representing a limited number of advertisers and a reduction in digital advertising purchased by those customers or advertisers could significantly reduce our revenue.

Brand advertisers represented by a limited number of advertising agencies account for a significant portion of our revenue. A significant reduction in our revenue from digital advertising purchased by these advertising agency customers or by one or more of the brand advertisers that they represent could materially harm our financial condition and results of operations.

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

In addition, advertising agencies that are our customers also offer or may offer some of the components of our solutions, including selling digital video advertising inventory through their own trading desks. As a result, these advertising agencies are, or may become, our competitors. If they further develop their capabilities they may be more likely to offer their own solutions to advertisers and our ability to compete effectively could be significantly compromised and our business, financial condition and operating results could be adversely affected.

We operate in a highly competitive industry, and we may not be able to compete successfully.

The digital video advertising market is highly competitive, with many companies providing competing solutions. We compete with Hulu, Google (YouTube and DoubleClick) and Facebook (LiveRail) as well as many ad exchanges, demand-side advertiser platforms and ad networks. We also face competition from direct response (search-based) advertisers who seek to target brands. Many of our competitors are significantly larger than we are and have more capital to invest in their businesses. Our competitors may establish or strengthen cooperative relationships with digital media property partners and brand advertisers, or other parties, which limit our ability to promote our solutions and generate revenue. For example, brand advertiser customers that adopt demand-side advertiser platforms disrupt our direct client relationship with those customers. Competitors could also seek to gain market share by reducing the prices they charge to advertisers, introducing products and solutions that are similar to ours or introducing new technology tools for advertisers and digital media properties. Moreover, increased competition for video advertising inventory from digital media properties could result in an increase in the portion of advertiser revenue that we must pay to digital media property owners to acquire that advertising inventory.

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

The market for digital video advertising solutions is characterized by rapid technological change, evolving industry standards and frequent introductions of new products and services. To keep pace with technological developments, satisfy increasing advertiser and digital media property requirements, maintain the attractiveness and competitiveness of our advertising solutions and ensure compatibility with evolving industry standards and protocols, we will need to anticipate and respond to varying product lifecycles, regularly enhance our current advertising solutions and develop and introduce new solutions and functionality on a timely basis. This requires significant investment of financial and other resources. For example, we are required to invest significant resources into integrating our solutions with multiple forms of Internet-connected devices in order to maintain a comprehensive advertising platform. We have periodically experienced difficulty integrating with some digital media properties. We may continue to experience similar difficulties and these difficulties will consume financial, engineering and managerial resources and we may not have the financial resources to make investments across all new forms of Internet-connected devices in the future. Additionally, Internet-connected TV is a relatively new market opportunity, from which we have realized only limited revenue, that requires us to apply financial, development, engineering and managerial resources to ensure that our advertising solutions remain compatible with technological and market developments. Similarly, ad exchanges and other technological developments may displace us or introduce an additional intermediate layer between us and our advertising customers and digital media properties that could impair our relationships with those customers. Our inability, for technological, business or other reasons, to enhance, develop, introduce and deliver compelling advertising solutions in response to changing market conditions and technologies or evolving expectations of advertisers, digital media properties or consumers of digital video advertising could hurt our ability to deliver successful digital video campaigns which could result in our advertising solutions becoming obsolete and a failure to grow or retain our current advertiser base.

Digital video advertising is shifting, in part, to programmatic buying and real-time bidding (“RTB”) systems. Programmatic buying is the automated purchase of digital advertising inventory through a combination of machine-based transactions, data and algorithms. RTB, a subset of programmatic buying, is the real-time purchase and sale of advertising inventory on an impression-by-impression basis on ad exchanges. Programmatic buying and RTB are emerging and growing trends in the buying and selling of digital advertising inventory. The recognition by advertisers that an increased use of programmatic buying and RTB systems may constitute an effective way to achieve their campaign goals and cost savings, and the recognition by digital media property owners that they may achieve greater returns from an increased use of programmatic buying and RTB systems is challenging our traditional pricing model. There can be no assurance that such trends, or the acceleration of such trends, will not erode our revenue. In 2014, we introduced Video Reach, our first generation demand-side programmatic buying solution which had limited revenue impact. We have continued to invest resources in expanding our programmatic products. In June 2015 we launched YuMe for Advertisers, or YFA, which is our second generation demand-side programmatic buying solution. We recently developed and currently offer a full end-to-end video-based programmatic solution. We may be unable to successfully sell, integrate or maintain this solution and there can be no assurance that our advertising customers or our network of digital media property owners will embrace or adopt our programmatic solution. The acceleration of these programmatic trends along with the lack of customer adoption of our programmatic solutions would cause our revenue to decrease and our business to suffer.

If we fail to detect advertising fraud or other actions that impact our advertising campaign performance, we could harm our reputation with advertisers or agencies, which would cause our revenue and business to suffer.

Our business relies on our ability to deliver successful and effective video advertising campaigns. Some of those campaigns may experience fraudulent and other invalid impressions, clicks or conversions that advertisers may perceive as undesirable, such as non-human traffic generated by machines that are designed to simulate human users and artificially inflate user traffic on websites. These activities could overstate the performance of any given video advertising campaign and could harm our reputation. It may be difficult for us to detect fraudulent or malicious activity because we do not own content and rely in part on our digital media properties to control such activity. These risks become more pronounced as the digital video industry shifts to programmatic buying. While we routinely review the campaign performance on our digital media properties’ inventory, such reviews may not detect or prevent fraudulent or malicious activity. If we fail to detect or prevent fraudulent or other malicious activity, the affected advertisers may experience or perceive a reduced return on their investment and our reputation may be harmed. High levels of fraudulent or malicious activity could lead to dissatisfaction with our solutions, refusals to pay, refund or future credit demands or withdrawal of future business. In addition, advertisers increasingly rely on third party vendors to measure campaigns against audience guarantee, viewability and other requirements and to detect fraud. If we are unable to successfully integrate our technology with such vendors, or our measurement and fraud detection differs from their findings, our customers could lose confidence in our solutions, we may not get paid for certain campaigns and our revenues could decrease. Further, if we are unable to detect fraudulent or other malicious activities and advertisers demand fraud-free inventory, our supply could fall drastically, making it impossible to sustain our current business model. If we fail to detect fraudulent or other malicious activities that impact the performance of our brand advertising campaigns, we could harm our reputation with our advertisers or agencies and our revenue and business would suffer.

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

Digital video advertising is an emerging market. Advertisers have historically spent a smaller portion of their advertising budgets on digital advertising than on traditional advertising methods, such as television, newspapers, radio and billboards. In addition, spending on digital advertising has historically been primarily for direct response advertising, or relatively simple display advertising such as banner ads on websites. Advertiser spending in the emerging digital video advertising market is uncertain. Many advertisers still have limited experience with digital video advertising and may continue to devote larger portions of their limited advertising budgets to more traditional offline or online performance-based advertising, instead of shifting resources to digital video advertising. In addition, our current and potential future customers may ultimately find digital video advertising to be less effective than traditional advertising media or marketing methods or other technologies for promoting their products and solutions, and they may reduce their spending on digital video advertising as a result. If the market for digital video advertising deteriorates, or develops more slowly than we expect, or brand advertisers prefer traditional TV advertising over our solutions, we may not be able to increase our revenue and our business would suffer.

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

Cookies may easily be deleted or blocked by Internet users. All of the most commonly used Internet browsers allow Internet users to modify their browser settings to prevent first party or third party cookies from being accepted by their browsers. Internet users can also delete cookies and/or download “ad blocking” software that prevents cookies from being stored on a user’s computer. If more Internet users adopt these settings or delete their cookies more frequently than they currently do, our business could be harmed. In addition, the Safari browser blocks third party cookies by default, and other browsers may do so in the future. Unless such default settings in browsers are altered by Internet users, we will be able to set fewer of our cookies in browsers, which could adversely affect our business. There have also been announcements that prominent advertising platforms plan to replace cookies with alternative web tracking technologies. These alternative mechanisms have not been described in technical detail, and have not been announced with any specific stated time line. It is possible that these companies may rely on proprietary algorithms or statistical methods to track web users without the deployment of cookies, or may utilize log-in credentials entered by users into other web properties owned by these companies, such as their digital email services, to track web usage without deploying third party cookies. Alternatively, such companies may build alternative and potentially proprietary user tracking methods into their widely-used web browsers.

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

In addition, in the EU, Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the “Cookie Directive,” directs EU member states to ensure that storing or accessing information on an Internet user’s device, such as through a cookie, is allowed only if the Internet user has given his or her consent. Because we lack a direct relationship with Internet users, we rely on our digital media property owners, both practically and contractually, to obtain such consent. Some member states have adopted and implemented, and may continue to adopt and implement, legislation that negatively impacts the use of cookies for digital advertising. Some of these member states also require prior express user consent, as opposed to merely implied consent, to permit the placement and use of cookies. Where member states require prior express consent, our ability to deliver advertisements on certain websites or to certain users may be impaired.

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

•	Faulty or out-of-date algorithms that fail to properly process data or result in inability to capture brand-receptive audiences at scale;

•	Technical or infrastructure problems causing digital video not to function, display properly or be placed next to inappropriate context;

•	Inability to control video completion rates, maintain user attention or prevent end users from skipping advertisements;

•	Inability to detect and prevent advertising fraud and other malicious activity;

•	Inability to fulfill audience guarantee or viewability requirements of our advertiser customers;
•	Inability to integrate with third parties that measure our campaigns against audience guarantee or viewability requirements;

•	Unavailability of standard digital video audience ratings and brand receptivity measurements for brand advertisers to effectively measure the success of their campaigns; and

•	Access to quality inventory at sufficient volumes to meet the needs of our advertisers’ campaigns.

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

We have experienced, and in the future we may continue to experience, significant growth in our business. If we do not effectively manage our growth, the quality of our solutions may suffer, which could negatively affect our reputation and demand for our solutions. Our growth has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational and financial resources and our infrastructure. Our future success will depend, in part, upon the ability of our senior management to manage growth effectively. Among other things, this will require us to:

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

In the United States, we have 11 patents issued, 16 non-provisional patent applications pending and one provisional patent application pending. We also have 38 foreign and seven international patent applications pending. There can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, or that these patents will not be challenged by third parties or found to be invalid or unenforceable. We have eight registered trademarks in the United States, 30 registered trademarks in foreign jurisdictions and are also pursuing the registration of additional trademarks and service marks in the United States and in locations outside the United States. Effective trade secret, copyright, trademark and patent protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming.

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

Prior to the initial public offering of our common stock on August 7, 2013 our (“IPO”), we were a private company and were not required to test our internal controls on a systematic basis. In addition, we had limited accounting personnel and other resources with which to address our internal controls. As a public company we are required to evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our 2014 Annual Report on Form 10-K filed with the SEC on March 10, 2015, to provide a management report on our internal control over financial reporting. This requires that we incur substantial internal costs to maintain and expand our accounting and finance functions and that we expend significant management efforts.

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

We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal income tax purposes, including any limitations that may be imposed under Section 382 of the Internal Revenue Code as a result of our IPO. At December 31, 2015, we had federal net operating loss carryforwards of $23.5 million, which expire at various dates beginning in 2025. At December 31, 2015 had state and local net operating loss carryforwards of $20.5 million, which expire beginning in 2016. Our gross state net operating loss carryforwards are separate from our federal net operating loss carryforwards and expire over various periods beginning in 2016, based on individual state tax law.

We periodically assess the likelihood that we will be able to recover our net deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, we concluded that a full valuation allowance against our net U.S. deferred tax assets should be applied as of December 31, 2015. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period this determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current tax provision. These events could have a material impact on our reported results of operations.

If the market price of our common stock sustains additional declines, our investments in recorded goodwill could be impaired.

As of December 31, 2015 goodwill recorded on our consolidated balance sheet totaled $3.9 million. In light of the decline in the market price of our common stock during the third quarter of 2015, we performed an interim goodwill impairment test as of September 30, 2015. Based on the results of that test, we determined that the goodwill recorded on our consolidated balance sheet was not impaired. However, if the market price of our common stock experiences further and sustained declines from current levels, or if other events or circumstances change that would more likely than not reduce the fair value of YuMe below its respective carrying value, all or a portion of the $3.9 million of goodwill may be impaired in future periods. Other events or circumstances that could reduce the fair value of YuMe include (i) an adverse change in macroeconomic conditions; (ii) negative changes in the advertising technology market; (iii) increased cost factors that have a negative effect on our earnings and cash flows; (iv) negative or overall declining financial performance compared with our actual or projected results of relevant prior periods; and (v) other events such as changes in our management, or other key personnel, our strategy, or our customers. Any impairment charges that we may incur in the future could be material to our results of operations and financial condition.

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

Our stock price has been and is likely to remain volatile. Since shares of our common stock were sold in our initial public offering in August 2013 at a price of $9.00 per share, our stock price has ranged from $2.35 to $12.08 through February 29, 2016. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•	Actual or anticipated variations in quarterly operating results;

•	Changes in financial estimates by us or by any securities analysts who might cover our stock;

•	Conditions or trends in our industry;

•	Stock market price and volume fluctuations of other publicly traded companies and, in particular, those that operate in the advertising, Internet or media industries;

•	Announcements by us or our competitors of new product or service offerings, significant acquisitions, strategic partnerships or divestitures;

•	Announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	Capital commitments;
•	Business disruption and costs related to stockholder activism;

•	Additions or departures of key personnel; and

•	Sales of our common stock, including sales by our directors and officers or specific stockholders.

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

We had approximately 34.5 million shares of common stock outstanding as of December 31, 2015. Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

As of December 31, 2015, approximately 10.1 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans have been registered under registration statements on Form S-8 and, subject to grants, vesting arrangements and exercise of options and the restrictions of Rule 144 in the case of our affiliates, may become available for sale in the public market.

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

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in aggregate, beneficially own approximately 49% of our outstanding common stock. These persons, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

Actions of activist stockholders against us could be disruptive and costly and the possibility that activist stockholders may wage proxy contests or gain representation on or control of our Board of Directors could cause uncertainty about the strategic direction of our business.

Stockholders may from time to time engage in proxy solicitations, advance stockholder proposals or board nominations or otherwise attempt to effect changes, assert influence or acquire some level of control over us. While our Board of Directors and management team strive to maintain constructive, ongoing communications with all of the Company’s stockholders, including activist stockholders, and welcomes their views and opinions with the goal of enhancing value for all stockholders, including any suggestions they may have for enhancing the depth and breadth of our Board, activist campaigns that contest, or conflict with, our strategic direction or seek changes in the composition of our Board could have an adverse effect on us because:

•

Responding to proxy contests and other actions by activist stockholders can disrupt our operations, be costly and time-consuming, and divert the attention of our Board and senior management from the pursuit of business strategies, which could adversely affect our results of operations and financial condition;

•

Perceived uncertainties as to our future direction as a result of changes to the composition of our Board may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, cause concern to our current or potential clients, may result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners;

•

These types of actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business; and

•	If individuals are elected to our Board with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders.

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

Our principal offices occupy approximately 26,900 square feet of leased office space in Redwood City, California pursuant to lease agreements that expire between October 2016 and October 2019. We also maintain offices in Chennai, India; Pune, India; New York, New York; Los Angeles, California; Atlanta, Georgia; Boston, Massachusetts; Chicago, Illinois; London, England; Paris, France; Hamburg, Germany; Madrid, Spain, Mexico City, Mexico; Santiago, Chile; Stockholm, Sweden; Beijing, China and Shanghai, China. We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

	First Quarter 2015	Second Quarter 2015	Third Quarter 2015	Fourth Quarter 2015
High	$6.10	$5.60	$5.46	$3.54
Low	$4.83	$4.31	$2.45	$2.61

	First Quarter 2014	Second Quarter 2014	Third Quarter 2014	Fourth Quarter 2014
High	$8.37	$7.33	$6.34	$5.53
Low	$6.39	$4.98	$4.85	$4.69

	Third Quarter 2013(1)	Fourth Quarter 2013
High	$11.64	$10.44
Low	$8.13	$6.26
(1)	Beginning on August 7, 2013

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock on August 7, 2013 (the date of our IPO) until December 31, 2015, with the comparative cumulative total return of such amount on (i) the NYSE Composite Index, (ii) the S&P Information Technology Index and (iii) the S&P Internet and Software and Services Index over the same period. We have not paid any cash dividends and, therefore, the cumulative total return calculation for YuMe is based solely upon stock price movement and not upon reinvestment of cash dividends. The graph assumes our closing sales price on August 7, 2013 of $9.00 per share as the initial value of our common stock.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	6/30/2014	9/30/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015
YuMe, Inc.	$65.56	$55.56	$56.00	$57.67	$60.22	$28.78	$39.00
NYSE Composite	116.85	114.55	116.67	118.01	117.78	107.48	111.90
S&P Information Technology	126.28	132.30	139.24	140.04	140.30	135.10	147.49
S&P Internet Software & Services	128.37	136.64	131.22	135.79	134.71	146.49	174.93

	8/07/2013	9/30/2013	12/31/2013	3/31/2014
YuMe, Inc.	$100.00	$117.78	$82.78	$81.22
NYSE Composite	100.00	100.56	109.29	111.31
S&P Information Technology	100.00	102.34	115.92	118.56
S&P Internet Software & Services	100.00	102.21	123.09	124.17

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

Securities Authorized for Issuance under Equity Compensation Plan

The information concerning our equity compensation plan is incorporated by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2015.

Stockholders

As of February 29, 2016, there were 47 registered stockholders of record for our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Unregistered Sales of Equity Securities and Use of Proceeds

a) Sale of Unregistered Securities

None.

b) Use of Proceeds from Public Offering of Common Stock

There have been no material changes in our use of the proceeds from our initial public offering in August 2013.

c) Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data is derived from our audited consolidated financial statements. Our historical results are not necessarily indicative of the results to be expected in the future. The selected consolidated financial data should be read together with Part II, Item 7: “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$173,254	$177,779	$151,128	$116,744	$68,565
Cost of revenue(1)	95,028	93,096	80,242	62,985	42,787
Gross Profit	78,226	84,683	70,886	53,759	25,778
Operating expenses:
Sales and marketing(1)	59,912	65,112	47,118	31,385	23,416
Research and development(1)	10,937	5,908	4,499	2,766	2,734
General and administrative(1)	23,584	21,736	17,992	12,466	10,596
Total operating expenses	94,433	92,756	69,609	46,617	36,746
Income (loss) from operations	(16,207)	(8,073)	1,277	7,142	(10,968)
Interest and other expense, net:
Interest expense	(8)	(8)	(47)	(117)	(164)
Other expense, net	(230)	(888)	(239)	(147)	(19)
Total interest and other expense, net	(238)	(896)	(286)	(264)	(183)
Income (loss) before income taxes	(16,445)	(8,969)	991	6,878	(11,151)
Income tax (expense) benefit	(300)	224	(670)	(612)	62
Net income (loss)	$(16,745)	$(8,745)	$321	$6,266	$(11,089)
Net income (loss) attributable to common stockholders	$(16,745)	$(8,745)	$321	$89	$(11,089)

Net income (loss) per share attributable to common stockholders:
Basic	$(0.49)	$(0.27)	$0.02	$0.02	$(3.04)
Diluted	$(0.49)	$(0.27)	$0.02	$0.02	$(3.04)
Weighted-average number of shares used in computing net income (loss) per share attributable to common stockholders:
Basic	33,829	32,591	15,752	4,716	3,650
Diluted	33,829	32,591	17,250	5,545	3,650

Other Financial Data:
Adjusted EBITDA(2)	$(1,552)	$1,433	$8,975	$11,820	$(7,422)

(1)	Stock-based compensation expense included in the consolidated statements of operations data above is as follows:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cost of revenue	$312	$342	$185	$128	$68
Sales and marketing	3,403	2,776	1,806	1,215	981
Research and development	1,111	482	346	184	65
General and administrative	4,053	2,174	1,497	515	354
Total stock-based compensation	$8,879	$5,774	$3,834	$2,042	$1,468

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$17,859	$38,059	$42,626	$27,909	$19,023
Marketable securities (short- and long-term)	42,324	28,586	21,481	–	–
Property, equipment and software, net	12,110	10,407	6,610	5,551	5,227
Working capital	73,644	89,754	79,498	49,400	32,654
Total assets	149,074	155,042	145,387	90,614	58,814
Long-term debt, excluding current portion	–	–	–	–	177
Capital lease obligations, long-term	–	–	22	380	769
Convertible preferred stock	–	–	–	76,191	62,919
Total stockholders’ equity (deficit)	102,603	107,948	105,965	(15,329)	(24,444)

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

Because of these and other limitations, you should consider adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net income or loss, and our other GAAP financial results. The following table presents a reconciliation of adjusted EBITDA to net income (loss) for each of the periods indicated:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Net income (loss)	$(16,745)	$(8,745)	$321	$6,266	$(11,089)
Adjustments:
Interest expense	8	8	47	117	164
Income tax expense (benefit)	300	(224)	670	612	(62)
Depreciation and amortization expense	6,006	4,620	4,103	2,783	2,097
Stock-based compensation expense	8,879	5,774	3,834	2,042	1,468
Total adjustments	15,193	10,178	8,654	5,554	3,667
Adjusted EBITDA	$(1,552)	$1,433	$8,975	$11,820	$(7,422)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

YuMe is a leading independent provider of multi-screen video advertising technology, connecting brand advertisers, digital media property owners and consumers of video content across a growing range of Internet-connected devices. YuMe offers advertising customers end-to-end marketing solutions by combining data-driven technologies with deep insight into audience behavior. In 2015 we introduced our DSP platform, called YuMe for Advertisers, to find relevant audiences and deliver targeted advertising and our SSP platform, called YFP 5.0, which helps aggregate audiences, define audience characteristics and offer monetization opportunities for digital media property owners. Because we provide solutions for both buyers and sellers of digital video advertising we operate an “end-to-end” or “full-stack” programmatic platform.

Our digital video advertising solutions are purpose-built for brand advertisers, advertising agencies and digital media property owners. Through a sophisticated platform of proprietary embedded software, data science, machine-learning algorithms, and programmatic tools we deliver TV-scale video advertising campaigns to relevant, brand-receptive digital audiences. We aggregate these audiences across a wide range of Internet-connected devices, which include personal computers, smartphones, tablets, set-top boxes, game consoles and Internet-connected TVs, by providing global digital media property owners with proprietary software that monetizes their professionally produced content and applications with our advertising campaigns. Our industry leadership is reflected in our wide audience reach, large customer base and scale in data derived from our large embedded software base.

For our advertising customers, we overcome the complexities of delivering digital video brand advertising campaigns in a highly fragmented environment where audiences use an increasing variety of Internet-connected devices to access thousands of online and mobile websites and applications. Our solutions deliver brand-optimized video advertising campaigns seamlessly across Internet-connected devices. Our platform optimizes advertising campaign results that are relevant to brand advertisers, such as brand awareness, message recall, brand favorability, and purchase intent. Because of this, we believe brand advertisers and brand-focused agencies can find particular benefit in our private marketplace programmatic offering where brand advertisers are able to programmatically manage the audiences and digital media properties where their campaigns will run.

For global digital media property owners that supply advertising inventory, we offer a platform which enables us to make their inventory available to advertising customers and deliver digital video ads to the audiences of digital media property owners that are optimized for specific advertising customer needs. In order to categorize these audiences and provide a scalable, programmatic cross-platform monetization solution to digital media property owners, our platform gathers first party data through our cross-device SDK and incorporates third party data from partners. We then apply our data science capabilities to aggregate audiences that will be relevant to brand advertisers. In combination, these capabilities allow us to deliver ads to audiences that we expect to be receptive to specific brand messages, which drives better monetization for digital media property owners.

The core of our business relies on our sophisticated platform that encompasses customized embedded software, programmatic advertising management (buying and selling tools) and data science capabilities. Our YuMe SDKs are embedded by our digital media property owners and collect data that we use for our advanced audience modeling algorithms, continuously improving our ability to optimize advertising campaigns around results that are relevant to brand advertisers. Our PQI inventory scoring system leverages YuMe SDKs and other data sources to assess through algorithms the quality of ad placements and optimize placements for maximum brand advertising results. Our Audience Amplifier machine-learning tool uses data gathered by YuMe SDKs in its correlative data models to find audiences that we expect to be receptive to specific brand messages.

Over our eleven-year operating history we have amassed a vast amount of data derived from our large installed base of YuMe SDKs that are embedded in online and mobile websites and entertainment applications residing on millions of Internet-connected devices. This allows us to deliver TV-like ads, enhanced and customized for each specific device type, and collect valuable advertisement viewership data. We collect billions of data points each year from ad impressions we deliver. As we grow our audience and advertiser footprint, we are able to collect even more data, which in turn enables us to improve the efficacy of our targeting models, further improving the utility of our solutions and driving increased adoption of our technology.

We generate revenue by delivering digital video ads on Internet-connected devices. Our ads run when users choose to view video content on their devices. Advertising campaigns occur when customers submit orders to us and we fulfill those orders by delivering their digital video ads to audiences available through digital media properties, a process that we refer to as an advertising campaign. Advertising customers typically pay us on a CPM basis, of which we generally pay digital media property owners a negotiated percentage. Our customers primarily consist of large global brands and their advertising agencies. In 2015, we had 1,001 customers, including 77 of the top 100 U.S. advertisers as ranked by Advertising Age magazine in 2014 (“the AdAge 100”), such as American Express, AT&T, GlaxoSmithKline, Home Depot and McDonald's.

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

Results of Operations

The following tables set forth our results of operations for the years ended December 31, 2015, 2014 and 2013. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2015		2014		2013
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenue	$173,254	100.0%	$177,779	100.0%	$151,128	100.0%
Cost of revenue(1)	95,028	54.8	93,096	52.4	80,242	53.1
Gross profit	78,226	45.2	84,683	47.6	70,886	46.9
Operating expenses:
Sales and marketing(1)	59,912	34.6	65,112	36.6	47,118	31.2
Research and development(1)	10,937	6.3	5,908	3.3	4,499	3.0
General and administrative(1)	23,584	13.6	21,736	12.2	17,992	11.9
Total operating expenses	94,433	54.5	92,756	52.2	69,609	46.1
Income (loss) from operations	(16,207)	(9.4)	(8,073)	(4.5)	1,277	0.8
Interest and other expense, net:
Interest expense	(8)	(0.0)	(8)	(0.0)	(47)	(0.0)
Other expense, net	(230)	(0.1)	(888)	(0.5)	(239)	(0.2)
Total interest and other expense, net	(238)	(0.1)	(896)	(0.5)	(286)	(0.2)
Income (loss) before income taxes	(16,445)	(9.5)	(8,969)	(5.0)	991	0.6
Income tax (expense) benefit	(300)	(0.2)	224	0.1	(670)	(0.4)
Net income (loss)	$(16,745)	(9.7)%	$(8,745)	(4.9)%	$321	0.2%

(1)	Stock-based compensation expense included in the consolidated statements of operations data above is as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cost of revenue	$312	$342	$185
Sales and marketing	3,403	2,776	1,806
Research and development(2)	1,111	482	346
General and administrative	4,053	2,174	1,497
Total stock-based compensation expense	$8,879	$5,774	$3,834

(2)

Excludes $544,000, $360,000 and $226,000 of stock-based compensation expense that was capitalized as part of internal-use software development costs for the years ended December 31, 2015, 2014 and 2013, respectively.

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

	Year Ended December 31,	Change		Year Ended December 31,	Change		Year Ended December 31,
	2015	$	%	2014	$	%	2013
			(dollars in thousands)
Revenue	$173,254	$(4,525)	(2.5)%	$177,779	$26,651	17.6%	$151,128

For 2015, revenue decreased $4.5 million, or 2.5%, compared to 2014. The decrease in revenue was primarily driven by certain brand advertisers spending less on our platform due to the effects of prior operational issues and our currently immaterial participation in the programmatic channel. Additionally, the strengthening of the U.S. dollar during 2015 compared to the British pound and euro contributed to the decrease in revenue. The average revenue per advertising customer for 2015 was $171,000, a decrease of 13.6%, compared to $198,000 for 2014. The decrease in average revenue per advertising customer was primarily the result of the increase in the number of new advertising customers, particularly new customers, which tend to start out deploying smaller digital video advertising budgets through our solutions. We had 1,001 advertising customers in 2015, an increase of 13.8%, compared to 880 in 2014. Our top 20 advertising customers for 2015 accounted for $65.2 million, or 37.7%, of our revenue, compared to $63.3 million, or 35.6%, of our revenue for 2014.

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

Cost of Revenue and Gross Profit

Our cost of revenue primarily consists of costs incurred with digital media property owners, typically under revenue-sharing arrangements. We refer to these costs as traffic acquisition costs. Generally, we incur traffic acquisition costs in the period the advertising impressions are delivered. In limited circumstances, we incur costs based on minimum guaranteed impressions. Cost of revenue also includes ad delivery costs such as labor and related costs, depreciation and amortization related to acquired technologies, internally developed software and data center assets, and Internet access costs. These expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized. We expect cost of revenues, including our traffic acquisition costs, to increase in absolute dollars in 2016, but to remain constant as a percentage of revenue. We expect cost of revenues, including our traffic acquisition costs, to increase in absolute dollars, but to remain relatively constant as a percentage of revenue.

	Year Ended December 31,	Change		Year Ended December 31,	Change		Year Ended December 31,
	2015	$	%	2014	$	%	2013
			(dollars in thousands)
Cost of revenue	$95,028	$1,932	2.1%	$93,096	$12,854	16.0%	$80,242
Gross profit amount	$78,226	$(6,457)	(7.6)%	$84,683	$13,797	19.5%	$70,886
Gross profit percentage	45.2%			47.6%			46.9%

For 2015, cost of revenue increased $1.9 million, or 2.1%, compared to 2014. The increase was primarily attributable to an increase of $6.1 million in traffic acquisition costs, third party service and ad delivery costs, which was partially offset by a $4.2 million decrease in other costs of revenues. For 2015, cost of revenue, as a percentage of revenue, increased 2.4% to 54.8% from 52.4% for 2014, primarily as a result of higher traffic acquisition costs.

For 2014, cost of revenue increased $12.9 million, or 16.0%, compared to 2013. The increase was primarily attributable to an increase of $11.5 million in traffic acquisition costs, third party service and ad delivery costs as a result of the increase in revenue, and a $1.4 million increase in other costs of revenues. For 2014, cost of revenue, as a percentage of revenue, decreased 0.7% to 52.4% from 53.1% for 2013, primarily as a result of the increase in revenue and the benefit of certain economies of scale.

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

	Year Ended December 31,	Change		Year Ended December 31,	Change		Year Ended December 31,
	2015	$	%	2014	$	%	2013
			(dollars in thousands)
Sales and marketing	$59,912	$(5,200)	(8.0)%	$65,112	$17,994	38.2%	$47,118
Percentage of revenue	34.6%			36.6%			31.2%

For 2015, sales and marketing expenses decreased $5.2 million, or 8.0%, compared to 2014. The decrease was primarily attributable to a decrease of $4.8 million in employee compensation, benefits and other employee-related expenses primarily as a result of a decrease in the number of employees within our sales and marketing organization. Additionally, other sales and marketing expenses including advertising, promotions, tradeshows, sponsorships and consulting services, decreased $0.4 million primarily as a result of a decrease in discretionary advertising spending. For 2015, sales and marketing expenses, as a percentage of revenue, decreased by 2.0% to 34.6% from 36.6% for 2014, primarily as a result of the decrease in the number of sales and marketing employees.

For 2014, sales and marketing expenses increased $18.0 million, or 38.2%, compared to 2013. The increase was primarily attributable to an increase of $16.1 million in employee compensation, benefits and other employee-related expenses, primarily as a result of an increase in the number of employees in our sales and marketing organization as it expanded, both domestically and internationally. Other sales and marketing expenses including advertising, promotions, tradeshows, sponsorships and consulting services, increased $1.9 million. For 2014, sales and marketing expenses, as a percentage of revenue, increased by 5.4% to 36.6% from 31.2% for 2013, primarily as a result of the increase in the number of sales and marketing employees.

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

As of December 31, 2015, 2014 and 2013, we had 148, 91 and 89 research and development employees, respectively. As of December 31, 2015, 116 research and development employees were located in our Chennai and Pune, India offices. We expect our research and development expenses to increase as we continue to invest in the research and development of our products, and to increase as a percentage of revenue in the short term. We believe that our eleven-year operating history and our ability to attract and retain the large pool of engineering talent available in India will help us expand our engineering resources and capabilities cost-effectively.

	Year Ended December 31,	Change		Year Ended December 31,	Change		Year Ended December 31,
	2015	$	%	2014	$	%	2013
			(dollars in thousands)
Research and development	$10,937	$5,029	85.1%	$5,908	$1,409	31.3%	$4,499
Percentage of revenue	6.3%			3.3%			3.0%

For 2015, research and development expenses increased $5.0 million, or 85.1%, compared to 2014. The increase was attributable to an increase of $3.6 million in employee compensation, benefits and other employee-related expenses, including stock-based compensation, as a result of an increase in the number of employees within our research and development organization as it expanded, both domestically and internationally. Additionally, other departmental expenses, including equipment support and maintenance and depreciation, including depreciation expense related to capitalized internally developed software, increased $1.4 million. For 2015, research and development expenses, as a percentage of revenue, increased by 3.0% to 6.3% from 3.3% for 2014, primarily as a result of the increase in research and development employee compensation, benefits and other employee-related expenses, including stock-based compensation.

For 2014, research and development expenses increased $1.4 million, or 31.3%, compared to 2013. The increase was attributable to an increase of $0.7 million in employee compensation, benefits and other employee-related expenses, including stock-based compensation, as a result of an increase in the number of employees within our research and development organization as it expanded, both domestically and internationally. Additionally, amortization and depreciation expense increased $0.7 million primarily related to purchases of computer equipment and software. For 2014, research and development expenses, as a percentage of revenue, increased by 0.3% to 3.3% from 3.0% for 2013, primarily as a result of the increase in research and development employee compensation, benefits and other employee-related expenses, including stock-based compensation.

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

	Year Ended December 31,	Change		Year Ended December 31,	Change		Year Ended December 31,
	2015	$	%	2014	$	%	2013
			(dollars in thousands)
General and administrative	$23,584	$1,848	8.5%	$21,736	$3,744	20.8%	$17,992
Percentage of revenue	13.6%			12.2%			11.9%

For 2015, general and administrative expenses increased $1.8 million, or 8.5%, compared to 2014. The increase was primarily attributable to a $2.4 million increase in employee compensation, benefits and other employee-related expenses, including stock-based compensation, as a result of an increase in the number of employees within our general and administrative organization. Partially offsetting this increase was a decrease of $0.5 million in professional service fees and consulting services as we placed greater reliance on internal employee labor rather than external consultants. For 2015, general and administrative expenses, as a percentage of revenue, increased by 1.4% to 13.6% from 12.2% for 2014, primarily as a result of the increase in general and administrative employees and the associated increase in employee compensation, benefits and other employee-related expenses, including stock-based compensation.

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

Interest and Other Expense, Net

Interest and other expense, net consists primarily of interest income earned on our cash equivalents and marketable securities, interest expense on our capital lease obligations, accretion and amortization on marketable securities, gains and losses on our derivative instruments and foreign exchange gains and losses., and prior to our IPO in August 2013, the revaluation of our outstanding convertible preferred stock warrants.

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2015	Change	2014	Change	2013
			(in thousands)
Interest income	$681	$42	$639	$580	$59
Interest expense	(8)	–	(8)	39	(47)
Transaction loss on foreign exchange	(544)	483	(1,027)	(907)	(120)
Change in fair value of warrants liability	–	–	–	125	(125)
Gain on derivative instruments	57	57	–	–	–
Amortization and accretion of marketable securities	(420)	83	(503)	(454)	(49)
Other non-operating income (loss), net	(4)	(7)	3	7	(4)
Interest and other expense, net	$(238)	$658	$(896)	$(610)	$(286)

For 2015, interest and other expense, net decreased by $0.7 million, compared to 2014. The decrease was primarily due to a decrease of $0.5 million in foreign transaction exchange losses as a result of fluctuations in the U.S. dollar against the British pound sterling and euro. In addition, we realized a $0.1 million gain on our derivative instruments in 2015. Our investments in derivative instruments are intended to mitigate a portion of our foreign transaction exchange gains and losses reported as income or expense on our statements of operations. Additionally, amortization and accretion expense on our marketable securities increased $0.1 million.

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

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2015	Change	2014	Change	2013
			(in thousands)
Income tax (expense) benefit	$(300)	$(524)	$224	$894	$(670)

For 2015, income tax expense was primarily related to the federal alternative minimum tax, state taxes and taxes due in foreign jurisdictions.

For 2014, income tax benefit was primarily related to the full-year net loss before income taxes of $9.0 million. Partially offsetting the federal and state tax benefit were taxes due in foreign jurisdictions.

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

	Years Ended December 31,
	2015	2014	2013
		(in thousands)
Net income (loss)	$(16,745)	$(8,745)	$321
Adjustments:
Interest expense	8	8	47
Income tax expense (benefit)	300	(224)	670
Depreciation and amortization expense	6,006	4,620	4,103
Stock-based compensation expense	8,879	5,774	3,834
Total Adjustments	15,193	10,178	8,654
Adjusted EBITDA	$(1,552)	$1,433	$8,975

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

The following tables present unaudited quarterly results for 2015 and 2014. These tables include all adjustments, consisting only of normal recurring adjustments, that we consider for the fair statement of our consolidated financial position and operating results for the quarters presented. Seasonality has caused, and is likely to continue to cause fluctuations in our quarterly results.

Selected summarized quarterly financial information for 2015 and 2014 is as follows (in thousands, except per share amounts):

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2015
Revenue	$53,836	$38,870	$40,403	$40,145
Gross profit	$24,980	$17,400	$16,987	$18,859
Net income (loss)	$1,620	$(6,534)	$(5,835)	$(5,996)
Net income (loss) per share (a):
Basic	$0.05	$(0.19)	$(0.17)	$(0.18)
Diluted	$0.05	$(0.19)	$(0.17)	$(0.18)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2014
Revenue	$57,108	$42,993	$40,386	$37,292
Gross profit	$27,547	$20,319	$19,709	$17,108
Net income (loss)	$1,912	$(3,028)	$(2,560)	$(5,069)
Net income (loss) per share (a):
Basic	$0.06	$(0.09)	$(0.08)	$(0.16)
Diluted	$0.06	$(0.09)	$(0.08)	$(0.16)

(a)

Basic and diluted net income (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities. As of December 31, 2015, we had $60.2 million in cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities as of December 31, 2015 are comprised of money market funds and corporate bonds. Cash held internationally as of December 31, 2015 totaled $7.4 million.

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

In November 2014, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to borrow up to a maximum of $25.0 million collateralized by our cash deposits, accounts receivable and equipment, as well as certain other assets. The Loan and Security Agreement requires us to comply with certain financial and reporting covenants, including maintaining an adjusted quick ratio of 1.6 to 1.0. Annual fees under the agreement total one quarter of 1.0% of the average unused balance of the credit line per annum. As of December 31, 2015, YuMe had no borrowings outstanding under this credit line.

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

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$(1,130)	$6,766	$463
Net cash used in investing activities	$(21,108)	$(15,509)	$(25,232)
Net cash provided by financing activities	$2,086	$4,234	$39,441

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

We used $1.1 million of cash in operating activities during 2015, primarily resulting from a net loss of $(16.7) million, as adjusted for non-cash charges related to:

•	Depreciation and amortization of $6.0 million;
•	Stock-based compensation of $8.9 million;
•	Bad debt expense of $1.0 million;
•	Amortization of premiums on marketable securities, net of $0.4 million; and
•	Deferred income taxes of $(0.3) million.

In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows:

•	$(0.4) million from a net decrease in accounts payable, accrued digital media property owner costs and other accrued liabilities as a result of the timing of payments to our vendors;
•	$0.3 million from a decrease in accounts receivable due to a decrease in billings for advertising campaigns as well as timing of payments from these advertising customers; and
•	$(0.3) million from an increase in prepaid expenses and other current assets primarily due to the timing of payments for rent, insurance and other operating costs.

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

We used $21.1 million of cash for investing activities during 2015, primarily as follows:

•	$14.2 million to purchase short- and long-term marketable securities, net of maturities;
•	$2.8 million to purchase property, equipment and software;
•	$3.7 million to develop software for internal use; and
•	$0.4 million increase in restricted cash associated with a new building lease.

We used $15.5 million of cash for investing activities during 2014, primarily as follows:

•	$7.6 million to purchase short- and long-term marketable securities, net of maturities and sales;
•	$5.9 million to purchase property, equipment and software; and
•	$2.0 million to develop software for internal use.

We used $25.2 million of cash for investing activities during 2013, primarily as follows:

•	$21.5 million to purchase short- and long-term marketable securities;
•	$2.0 million to purchase property, equipment and software; and
•	$1.8 million to develop software for internal use.

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

We generated $2.1 million of cash from financing activities during 2015 from the exercise of common stock options.

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

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of December 31, 2015 and 2014.

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

Contractual Obligations

We lease various office facilities, including our corporate headquarters in Redwood City, California, under operating lease agreements that expire through September 2027. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. Rent expense under operating leases totaled $3.0 million, $2.7 million and $2.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

We also enter into agreements with digital media property owners that require the purchase of a minimum number of impressions on a monthly or quarterly basis. Our purchase commitments expire on various dates through December 2016.

Our future minimum payments under these arrangements as of December 31, 2015 are as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating lease obligations	$16,834	$2,467	$5,054	$3,840	$5,473
Traffic acquisition costs and other purchase commitments	1,431	1,431	—	—	—
Total minimum payments	$18,265	$3,898	$5,054	$3,840	$5,473

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. We have determined our uncertain tax positions as of December 31, 2015 will not result in any additional taxes payable by us. As a result, no amounts are shown in the table above relating to uncertain tax positions.

Critical Accounting Policies and Estimates

We prepared our consolidated financial statements in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

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

We generally recognize revenue based on delivery information from a combination of third party reporting and our proprietary campaign tracking systems. Revenue is attributed to the U.S. and individual foreign countries based on the domicile of the salesperson that facilitated the revenue generating transaction.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. We maintain a full valuation allowance to offset domestic net deferred tax assets due to the uncertainty of realizing future tax benefits from our net operating loss carry forwards and other deferred tax assets. Our valuation allowance as of December 31, 2015 was attributable to the uncertainty of realizing future tax benefits from U.S. net operating losses, foreign timing differences and other deferred tax assets.

As of December 31, 2015, we had U.S. federal net operating loss carry forwards of approximately $23.5 million, expiring beginning in 2025. As of December 31, 2015, we had U.S. state net operating loss carry forwards of approximately $20.5 million, expiring beginning in 2016. As of December 31, 2015 we had federal research and development tax credits of approximately $1.0 million, expiring beginning in 2025. As of December 31, 2015, we had state research and development tax credits of approximately $0.9 million, and other tax credits of $0.3 million, both of which carry forward indefinitely.

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

Recently Issued and Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. Accordingly, we may adopt the standard in either its first quarter of 2018 or 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We have not yet selected a transition method and we are currently evaluating the impact of adopting the new revenue standard on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement — Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates the concept of extraordinary items from GAAP but retains the presentation and disclosure guidance for items that are unusual in nature or occur infrequently and expands the guidance to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. A reporting entity may apply ASU 2015-01 prospectively. A reporting entity may also apply ASU 2015-01 retrospectively to all periods presented in the financial statements. We believe the adoption of this guidance will not have a material effect on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities be presented as noncurrent on the balance sheet. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2015. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We have elected to adopt this update prospectively as of December 31, 2015. Prior periods have not been retrospectively adjusted.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments--Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. We are currently evaluating the impact of adopting this guidance.

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842). This standard requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018. The guidance is required to be applied by the modified retrospective transition approach. Early adoption is permitted. We are currently evaluating the impact of adopting this guidance.

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

To provide a meaningful assessment of the interest rate risk within our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our portfolio. Based on investment positions as of December 31, 2015 a hypothetical 100 basis point increase in interest rates across all maturities in our portfolio would result in an immaterial incremental decline in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity. As such, we do not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. We do not enter into investments for trading or speculative purposes.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the British pound sterling and Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and we expect we will continue to experience fluctuations in our net income (loss) as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and intercompany balances that are denominated in currencies other than the U.S. dollar. In 2015, 2014 and 2013, foreign exchange transaction losses totaled $0.5 million, $1.0 million and $0.1 million, respectively.

In the second quarter of 2015 we established a program that utilizes foreign currency forward contracts to offset the risks associated with changes in the exchange rates of the currencies in which we do business, including the British pound sterling and the euro. Under this program, we enter into foreign currency forward contracts so that increases or decreases in our foreign currency exposures are offset at least in part by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Our foreign currency forward contracts are short-term in duration. To the degree that our foreign revenues and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

YuMe, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit), and cash flows present fairly, in all material respects, the financial position of YuMe, Inc. and its subsidiaries (the “Company”) at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 10, 2016

YuMe, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31, 2015	As of December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$17,859	$38,059
Marketable securities	30,600	26,158
Restricted cash	292	–
Accounts receivable, net	67,131	68,441
Prepaid expenses and other current assets	3,978	3,642
Total current assets	119,860	136,300
Marketable securities, long-term	11,724	2,428
Property, equipment and software, net	12,110	10,407
Goodwill	3,902	3,902
Intangible assets, net	659	1,329
Restricted cash, non-current	403	292
Deposits and other assets	416	384
Total assets	$149,074	$155,042

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,080	$11,692
Accrued digital media property owner costs	17,155	18,277
Accrued liabilities	16,767	16,338
Deferred revenue	214	198
Capital leases, current	–	41
Total current liabilities	46,216	46,546
Other long-term liabilities	77	117
Deferred tax liability	178	431
Total liabilities	46,471	47,094

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock: $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding as of December 31, 2015 and December 31, 2014	–	–
Common stock: $0.001 par value; 200,000,000 shares authorized as of December 31, 2015 and 2014; 34,455,220 and 33,066,327 shares issued and outstanding as of December 31, 2015 and 2014, respectively	34	33
Additional paid-in-capital	150,001	138,497
Treasury stock: 66,666 shares as of December 31, 2015 and 2014	–	–
Accumulated deficit	(47,167)	(30,422)
Accumulated other comprehensive loss	(265)	(160)
Total stockholders’ equity	102,603	107,948
Total liabilities and stockholders’ equity	$149,074	$155,042

See accompanying notes to consolidated financial statements.

YuMe, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Revenue	$173,254	$177,779	$151,128
Cost of revenue	95,028	93,096	80,242
Gross profit	78,226	84,683	70,886
Operating expenses:
Sales and marketing	59,912	65,112	47,118
Research and development	10,937	5,908	4,499
General and administrative	23,584	21,736	17,992
Total operating expenses	94,433	92,756	69,609
Income (loss) from operations	(16,207)	(8,073)	1,277
Interest and other expense, net
Interest expense	(8)	(8)	(47)
Other expense, net	(230)	(888)	(239)
Total interest and other expense, net	(238)	(896)	(286)
Income (loss) before income taxes	(16,445)	(8,969)	991
Income tax (expense) benefit	(300)	224	(670)
Net income (loss)	$(16,745)	$(8,745)	$321

Net income (loss) per share:
Basic	$(0.49)	$(0.27)	$0.02
Diluted	$(0.49)	$(0.27)	$0.02
Weighted-average shares used to compute net income (loss) per share:
Basic	33,829	32,591	15,752
Diluted	33,829	32,591	17,250

See accompanying notes to consolidated financial statements.

YuMe, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2015	2014	2013
Net income (loss)	$(16,745)	$(8,745)	$321
Other comprehensive income (loss):
Foreign currency translation adjustments	(48)	(58)	45
Unrealized loss on marketable securities, net of tax	(57)	(22)	(7)
Other comprehensive income (loss)	(105)	(80)	38
Comprehensive income (loss)	$(16,850)	$(8,825)	$359

See accompanying notes to consolidated financial statements.

YuMe, Inc.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balances at December 31, 2012	129,806,334	$76,191	4,816,863	$5	–	$–	$6,782	$(21,998)	$(118)	$(15,329)
Issuance of common stock upon exercise of stock options and warrants	–	–	215,960	–	–	–	282	–	–	282
Issuance of common stock upon the vesting of restricted stock units	–	–	2,168	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	–	–	4,060	–	–	4,060
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	45	45
Unrealized losses on marketable securities	–	–	–	–	–	–	–	–	(7)	(7)
Conversion of preferred stock to common stock	(129,806,334)	(76,191)	21,840,537	22	–	–	76,169	–	–	76,191
Conversion of preferred stock warrants to common stock warrants	–	–	–	–	–	–	426	–	–	426
Initial public offering, net of issuance costs	–	–	5,125,000	5	–	–	39,971	–	–	39,976
Treasury stock (Note 10)	–	–	(66,666)	–	66,666	–	–	–	–	–
Net income	–	–	–	–	–	–	–	321	–	321
Balances at December 31, 2013	–	$–	31,933,862	$32	66,666	$–	$127,690	$(21,677)	$(80)	$105,965
Issuance of common stock upon exercise of stock options	–	–	801,691	1	–	–	3,143	–	–	3,144
Issuance of common stock upon the vesting of restricted stock units	–	–	15,450	–	–	–	–	–	–	–
Issuance of common stock in connection with employee stock purchase plan	–	–	315,324	–	–	–	1,530	–	–	1,530
Stock-based compensation	–	–	–	–	–	–	6,134	–	–	6,134
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	(58)	(58)
Unrealized losses on marketable securities	–	–	–	–	–	–	–	–	(22)	(22)
Net loss	–	–	–	–	–	–	–	(8,745)	–	(8,745)
Balances at December 31, 2014	–	$–	33,066,327	$33	66,666	$–	$138,497	$(30,422)	$(160)	$107,948
Issuance of common stock upon exercise of stock options and warrants	–	–	268,172	–	–	–	803	–	–	803
Issuance of common stock upon the vesting of restricted stock units cash used to net settle equity awards	–	–	723,978	1	–	–	(44)	–	–	(43)
Issuance of common stock in connection with employee stock purchase plan	–	–	396,743	–	–	–	1,322	–	–	1,322
Stock-based compensation	–	–	–	–	–	–	9,423	–	–	9,423
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	(48)	(48)
Unrealized losses on marketable securities	–	–	–	–	–	–	–	–	(57)	(57)
Net loss	–	–	–	–	–	–	–	(16,745)	–	(16,745)
Balances at December 31, 2015	–	$–	34,455,220	$34	66,666	$–	$150,001	$(47,167)	$(265)	$102,603

See accompanying notes to consolidated financial statements.

YuMe, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2015	2014	2013
Operating activities:
Net income (loss)	$(16,745)	$(8,745)	$321
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,006	4,620	4,103
Stock-based compensation	8,879	5,774	3,834
Allowances for doubtful accounts receivable	963	1,154	493
Deferred income taxes	(253)	(340)	(189)
Amortization of premiums on marketable securities, net	422	498	–
Change in fair value of preferred stock warrants	–	–	125
Changes in operating assets and liabilities:
Accounts receivable	347	(4,102)	(17,919)
Prepaid expenses and other current assets	(336)	(1,070)	(1,227)
Deposits and other assets	(32)	(22)	173
Accounts payable	381	4,515	447
Accrued digital media property owner costs	(1,122)	918	4,884
Accrued liabilities	384	3,704	5,671
Deferred revenue	16	(116)	(214)
Other liabilities	(40)	(22)	(39)
Net cash provided by (used in) operating activities	(1,130)	6,766	463
Investing activities:
Purchases of property and equipment	(2,824)	(5,888)	(1,992)
Capitalized software development costs	(3,666)	(1,996)	(1,752)
Purchases of marketable securities	(43,845)	(18,231)	(21,488)
Maturities of marketable securities	29,630	9,400	–
Sales of marketable securities	–	1,206	–
Change in restricted cash	(403)	–	–
Net cash used in investing activities	(21,108)	(15,509)	(25,232)
Financing activities:
Proceeds from initial public offering, net of offering costs	–	–	39,976
Repayments of borrowings under notes payable	–	–	(185)
Repayments of borrowings under capital leases	(41)	(340)	(632)
Proceeds from exercise of common stock options and warrants	2,127	4,574	282
Net cash provided by financing activities	2,086	4,234	39,441
Effect of exchange rate changes on cash and cash equivalents	(48)	(58)	45
Change in cash and cash equivalents	(20,200)	(4,567)	14,717
Cash and cash equivalents—Beginning of period	38,059	42,626	27,909
Cash and cash equivalents—End of period	$17,859	$38,059	$42,626
Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$9	$48
Cash paid for income taxes	$426	$930	$440
Stock-based compensation capitalized for internal-use software	$544	$360	$226
Non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable	$44	$37	$582
Vesting of early exercised stock options	$–	$100	$–

See accompanying notes to consolidated financial statements.

1.	Organization and Description of Business

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

Foreign Currency Translation and Transactions

The consolidated financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency, except for India and France, which have U.S. dollar and British pound sterling functional currencies, respectively. Assets and liabilities of foreign subsidiaries are translated at exchange rates in effect as of the balance sheet date. Revenues and expenses are translated at average exchange rates in effect during the period. Translation adjustments are recorded within accumulated other comprehensive loss, a separate component of stockholders' equity, on the consolidated balance sheets. Foreign exchange transaction losses totaled $0.5 million, $1.0 million and $0.1 million for 2015, 2014 and 2013, respectively.

Cash and Cash Equivalents

The Company invests a portion of its excess cash in money market funds. The Company considers all highly liquid financial instruments purchased with original maturities of three months or less to be cash equivalents.

Marketable Securities

The Company began investing its cash and cash equivalents in marketable securities during the fourth quarter of 2013. Marketable securities are classified as available-for-sale and have consisted of highly liquid corporate bonds, commercial paper and certificates of deposits that comply with the Company’s minimum credit rating policy. Short-term marketable securities consist of investments with final maturities of at least three months from the date of purchase that the Company intends to own for up to 12 months. Long-term marketable securities consist of investments with final maturities of more than 12 months from the date of purchase that the Company intends to own for more than 12 months, but not more than 24 months. By policy, the final maturity for each security within the portfolio shall not exceed 24 months from the date of purchase and the weighted average maturity of the portfolio shall not exceed 12 months at any point in time. Marketable securities are carried at fair value with unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity on the consolidated balance sheets. See Note 3 for additional information regarding the Company’s marketable securities.

Restricted Cash

The Company’s new lease agreement for its New York office requires a security deposit in the amount of $0.4 million to be maintained in the form of an unconditional, irrevocable letter of credit issued to the benefit of the landlord. The letter of credit is subject to renewal annually until the lease expires in September 2027. On July 1, 2020, the required security deposit will decrease to $0.3 million.

The lease agreement for the Company's previous New York office required a security deposit in the amount of $0.3 million to be maintained in the form of an unconditional, irrevocable letter of credit issued to the benefit of the landlord. The letter of credit will expire when the lease expires in March 2016.

As of December 31, 2015 and 2014, the Company had letters of credit totaling $0.7 million and $0.3 million, respectively, included in restricted cash (current and non-current) in the consolidated balance sheets.

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

The Company does not use foreign currency forward contracts for trading purposes nor does it designate forward contracts as hedging instruments pursuant to ASC 815. Accordingly, the Company records the fair values of these contracts as of the end of its reporting period to its condensed consolidated balance sheets with changes in fair values recorded to its condensed consolidated statement of operations. Given the short duration of the forward contracts, the amount recorded is not significant. The balance sheet classification for the fair values of these forward contracts is prepaid expenses and other current assets for a net unrealized gain position, and accrued liabilities for a net unrealized loss position. The statement of operations classification for changes in fair value of these forward contracts is other expense, net for both realized and unrealized gains and losses.

The Company expects to continue to realize gains or losses with respect to its foreign currency exposures, net of gains or losses from its foreign currency forward contracts. The Company’s ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that it enters into, the currency exchange rates associated with these exposures and changes in those rates, the net realized gain or loss on its foreign currency forward contracts and other factors. As of December 31, 2015, the notional amount and the aggregate fair value of the forward contracts the Company held to purchase U.S. dollars in exchange for British pounds and euros was $7.7 million. Net foreign exchange transaction gains/(losses) included in other expense, net in the Company’s consolidated statements of operations was immaterial for 2015 relating to the Company’s British pound sterling and euro forward contracts.

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

Except for the Company’s single largest advertising agency customer noted below, credit risk with respect to accounts receivable is dispersed due to the large number of advertising customers. Collateral is not required for accounts receivable. The Company performs ongoing credit evaluations of customers’ financial condition and periodically evaluates its outstanding accounts receivable and establishes an allowance for doubtful accounts receivable based on the Company’s historical experience, the current aging and circumstances of accounts receivable and general industry and economic conditions. Accounts receivable are written off by the Company when it has been determined that all available collection avenues have been exhausted. In 2015 and 2014, bad debt write-offs totaled $0.5 million and $0.7 million, respectively. The Company did not write-off any doubtful accounts receivable as bad debt during the year ended December 31, 2013. If circumstances change, higher than expected bad debts may result in future write-offs that are greater than the Company’s estimates.

The following table presents the changes in the allowance for doubtful accounts receivable (in thousands):

	Years Ended December 31,
	2015	2014	2013
Allowance for doubtful accounts receivable:
Balance – beginning of period	$1,471	$1,056	$563
Allowance for doubtful accounts receivable	963	1,154	493
Doubtful accounts receivable write-offs	(473)	(739)	–
Balance – end of period	$1,961	$1,471	$1,056

One advertising agency customer accounted for 19% of the Company’s revenue in 2013.

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

The Company capitalized $4.2 million, $2.4 million and $2.0 million of internal-use software costs during the years ended December 31, 2015, 2014 and 2013, respectively, which are included in property, equipment and software on the consolidated balance sheets. Amortization expense associated with capitalized internal-use software totaled approximately $1.6 million, $1.1 million and $1.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Impairment of Long-lived Assets

The Company evaluates its long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported as a separate caption at the lower of the carrying amount or fair value less costs to sell. There were no impairment charges recorded or changes in estimated useful lives during years ended December 31, 2015, 2014 and 2013.

Deferred Rent

The Company leases facilities worldwide under non-cancelable operating leases that expire through August 2024. These leases contain various renewal options. The Company recognizes rent holidays and escalating rent provisions on a straight-line basis over the term of the lease. The Company's deferred rent liability related to these facilities was approximately $0.4 and $0.3 million at December 31, 2015 and 2014, respectively, which are included in “Accrued liabilities” and “Other long-term liabilities” on the consolidated balance sheets.

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

Advertising expense

The Company's advertising costs are expensed as incurred. The Company incurred approximately $0.6 million, $1.7 million and $1.5 million in advertising expenses for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Goodwill

Goodwill is not amortized, but is tested for impairment at least annually or as circumstances indicate the value may no longer be recoverable. The Company evaluates goodwill for impairment annually in the fourth quarter of its fiscal year or, whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Through December 31, 2015, no impairment of goodwill has been identified.

The FASB issued an accounting standard update that permits entities to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This new guidance was adopted by the Company on January 1, 2012 on a prospective basis and the adoption of did not materially impact the Company’s consolidated financial statements. The Company has elected to first assess qualitative factors to determine whether it is necessary to perform the two-step annual goodwill impairment test. The Company assesses qualitative factors including its market capitalization, stock price, industry and market conditions, cost factors and cash flows and concluded that it was more likely than not that the fair value of its sole reporting unit is greater than the carrying value of goodwill.

As a result of a decline in the market price of the Company’s common stock (as quoted on the New York Stock Exchange) during the third quarter of 2015, the Company performed a qualitative assessment as of September 30, 2015 to determine if it was more likely than not that the fair value of the YuMe, Inc. reporting unit exceeded its carrying value. In making this assessment, the Company evaluated overall business and macroeconomic conditions since its last assessment as of December 31, 2014.

As a result of this qualitative assessment, the Company performed Step 1 of the goodwill impairment test as of September 30, 2015 to identify any potential impairment. Accordingly, the Company compared the fair value of the reporting unit (including goodwill) to its carrying value and determined that because its fair value exceeded its carrying value that goodwill was not impaired. The Company determined the fair value of the reporting unit by calculating the average of market price of its common stock for a period before and after September 30, 2015 and adjusting such average for an appropriate control premium. The resulting fair value was in excess of the carrying value of the reporting unit as of September 30, 2015 and therefor none of the goodwill recorded on the Company’s consolidated balance sheet as of September 30, 2015 was impaired. The Company again performed Step 1 of the goodwill impairment test as of December 31, 2015 in connection with its annual accounting procedures and the continued decline in the market price of the Company’s common stock and again determined none of the goodwill recorded on the Company’s consolidated balance sheet as of December 31, 2015 was impaired.

If the market price of the Company’s common stock experiences further and sustained declines from current levels, or if other events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its respective carrying value, all or a portion of the $3.9 million of goodwill may be impaired in future periods.

Intangible Assets

Acquired intangible assets consist of acquired customer relationships, developed technology and non-compete agreements. Acquired intangible assets are recorded at fair value, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company reviews identifiable amortizable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. Through December 31, 2015, no impairment of intangibles has been identified.

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

Recently Issued and Adopted Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. Accordingly, the Company may adopt the standard in either its first quarter of 2018 or 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company has not yet selected a transition method and is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement — Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates the concept of extraordinary items from GAAP but retains the presentation and disclosure guidance for items that are unusual in nature or occur infrequently and expands the guidance to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. A reporting entity may apply ASU 2015-01 prospectively. A reporting entity may also apply ASU 2015-01 retrospectively to all periods presented in the financial statements. The Company believes the adoption of this guidance will not have a material effect on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities be presented as noncurrent on the balance sheet. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2015. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company has elected to adopt this update prospectively as of December 31, 2015. Prior periods have not been retrospectively adjusted and the impact to the consolidated financial statements as of December 31, 2015 was not material.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments--Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842). This standard requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018. The guidance is required to be applied by the modified retrospective transition approach. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

3.	Cash, Cash Equivalents, Marketable Securities and Derivative Instruments

The Company’s cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase. Short- and long-term marketable securities are comprised of highly liquid available-for-sale financial instruments (primarily corporate bonds, commercial paper and certificates of deposit) with final maturities of at least three months but no more than 24 months from the date of purchase. None of the Company’s marketable securities were in a continuous loss position for over twelve months as of December 31, 2015.

Beginning in the second quarter of 2015, the Company entered into non-designated derivative instruments, specifically foreign currency forward contracts, to partially offset the foreign currency exchange gains and losses generated by the re-measurement of certain assets and liabilities denominated in non-functional currencies. The Company’s foreign currency forward contracts have terms of no more than 12 months, are classified as Level 2 and are valued using alternative pricing sources, such as spot currency rates, that are observable for the entire term of the asset or liability. These derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in other income (expense), net in the consolidated statement of operations.

The cost, gross unrealized gains and losses and fair value of the Company’s marketable securities and foreign currency forward contracts consisted of the following as of December 31, 2015 and 2014 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015:
Cash	$7,638	$—	$—	$7,638
Cash equivalents:
Money market funds (1)	10,221	—	—	10,221
Total cash and cash equivalents	17,859	—	—	17,859
Marketable securities:
Corporate bonds	31,372	—	(78)	31,294
Government and agency bonds	6,544	—	(8)	6,536
Commercial paper	4,494	—	—	4,494
Total marketable securities	42,410	—	(86)	42,324
Total cash, cash equivalents and marketable securities	$60,269	$—	$(86)	$60,183

Foreign currency forward contracts, net (2)	$—	$10	$—	$10

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014:
Cash	$26,755	$—	$—	$26,755
Cash equivalents:
Money market funds (1)	11,304	—	—	11,304
Total cash and cash equivalents	38,059	—	—	38,059
Marketable securities:
Corporate bonds	28,615	1	(30)	28,586
Total marketable securities	28,615	1	(30)	28,586
Total cash, cash equivalents and marketable securities	$66,674	$1	$(30)	$66,645

(1)	Included in “Cash and cash equivalents” in the accompanying consolidated balance sheets as of December 31.
(2)	Included in “Accrued liabilities” in the accompanying consolidated balance sheet as of December 31, 2015.

Unrealized gains and losses, net of taxes, are included in “Accumulated other comprehensive loss,” which is reflected as a separate component of stockholders’ equity (deficit) on the consolidated balance sheets.

4.	Fair Value of Financial Instruments

The accounting guidance for fair value measurements prioritizes the inputs used in measuring fair value in the following hierarchy:

Level 1 –	Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 –	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 –	Unobservable inputs for which there is little or no market data, which require the Company to develop its own assumptions.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amounts of accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities.

Prior to the conversion of the Company’s warrant liability on August 12, 2013, its preferred stock warrants were recorded at fair value. On August 12, 2013, upon the closing of the Company’s IPO, the warrants were converted from warrants to purchase preferred stock to warrants to purchase common stock and the liability at their then fair value of $0.4 million was reclassified to additional paid-in capital. Prior to this date, all changes in the fair value of the warrants were recorded in “Other expense, net” in the consolidated statements of operations. The fair value of the warrants outstanding, which were remeasured to fair value on a recurring basis at each balance sheet date, was determined using the Black-Scholes option pricing model. See Note 10 for additional information. The Company recorded other income of $0.1 million in 2013 related to the fair value adjustment of its warrants.

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

The following tables present information about the Company’s money market funds, marketable securities and foreign currency forward contracts measured at fair value on a recurring basis as of December 31, 2015 and 2014 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3	Total
Money market funds	$10,221	$–	$–	$10,221

Marketable securities:
Corporate bonds	$–	$31,294	$–	$31,294
Government and agency bonds	–	6,536	–	6,536
Commercial paper	–	4,494	–	4,494
Total marketable securities	$–	$42,324	$–	$42,324

Foreign currency forward contracts, net	$–	$10	$–	$10

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3	Total
Money market funds	$11,304	$–	$–	$11,304

Marketable securities:
Corporate bonds	$–	$28,586	$–	$28,586
Total marketable securities	$–	$28,586	$–	$28,586

The following table summarizes the changes in the warrant liability during 2013. Gains and losses reported in this table include changes in fair value that are attributable to both observable and unobservable inputs (in thousands):

2013
Beginning balance	$301
Change in fair value recorded in other income (expense), net	125
Reclassification of warrants to additional paid-in capital in connection with the IPO(1)	(426)
Ending Balance	$–

(1)

Upon the closing of the IPO in August 2013, all outstanding warrants to purchase convertible preferred stock converted into warrants to purchase shares of common stock. Consequently, the Company reclassified the balance of these warrants to additional paid-in capital.

5.	Property, Equipment and Software

Property, equipment and software consisted of the following (in thousands):

	December 31,
	2015	2014
Office furniture and fixtures	$793	$889
Equipment and computers	12,597	10,042
Leasehold improvements	1,965	1,967
Software	2,011	1,891
Internally developed software costs	12,110	7,900
Total property, equipment and software	29,476	22,689
Less: accumulated depreciation and amortization	(17,366)	(12,282)
Property, equipment and software, net	$12,110	$10,407

Depreciation and amortization expense, including amortization of internal use software costs, was approximately $5.3 million, $3.9 million and $3.3 million, for the years ended December 31, 2015, 2014 and 2013, respectively.

Assets recorded under capital leases consist primarily of data center equipment and were as follows (in thousands):

	December 31,
	2015	2014
Gross assets under capital leases	$633	$701
Less: accumulated depreciation	(633)	(682)
Net assets under capital leases	$–	$19

6.	Goodwill and Intangible Assets

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

The intangible assets detail for the periods presented (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (years)
December 31, 2015:
Developed technology	$2,950	$(2,300)	$650	1.0
Customer relationships	104	(95)	9	0.4
Non-compete agreement	53	(53)	-	-
	$3,107	$(2,448)	$659

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (years)
December 31, 2014:
Developed technology	$2,950	$(1,650)	$1,300	2.0
Customer relationships	104	(75)	29	1.4
Non-compete agreement	53	(53)	-	-
	$3,107	$(1,778)	$1,329

Amortization expense for years ended December 31, 2015, 2014 and 2013 was $0.7 million, $0.7 million and $0.8 million, respectively. Amortization expense related to developed technology is included as a component of “Cost of revenue” in the consolidated statements of operations.

Estimated future amortization expense of purchased intangible assets at December 31, 2015 was as follows (in thousands):

Years ending December 31,:	Amount
2016	$659

7.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Accrued compensation	$5,210	$6,884
Accrued vacation and other employee benefits	3,849	3,761
Accrued customer incentives	4,945	3,884
Accrued taxes	458	47
Other accrued expenses	2,305	1,762
Total accrued liabilities	$16,767	$16,338

8.	Borrowings

In November 2014, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to borrow up to a maximum of $25.0 million collateralized by the Company’s cash deposits, accounts receivable and equipment, as well as certain other assets. The Loan and Security Agreement requires the Company to comply with certain financial and reporting covenants, including maintaining an adjusted quick ratio of 1.6 to 1.0. The Company has complied with all covenants since it entered into the Loan and Security Agreement. Annual fees under the agreement total one quarter of 1.0% of the average unused balance of the credit line per annum. As of December 31, 2015, the Company had no borrowings outstanding under this credit line.

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

9.	Commitments and Contingencies

Leases

The Company leases office facilities under various non-cancellable operating leases that expire through September 2027. Rent expense under operating leases totaled $3.0 million, $2.7 million and $2.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Purchase Commitments

During the normal course of business, to secure adequate ad inventory and impressions for its sales arrangements, the Company enters into agreements with digital media property owners that require purchase of a minimum number of impressions on a monthly or quarterly basis. Purchase commitments as of December 31, 2015 expire on various dates through December 2016.

Future Payments

Future minimum payments under these arrangements as of December 31, 2015 are as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating lease obligations	$16,834	$2,467	$5,054	$3,840	$5,473
Traffic acquisition costs and other purchase commitments	1,431	1,431	—	—	—
Total minimum payments	$18,265	$3,898	$5,054	$3,840	$5,473

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that the Company can cancel without a significant penalty are not included in the table above. The Company has determined its uncertain tax positions as of December 31, 2015 will not result in any additional taxes payable by the Company. As a result, no amounts are shown in the table above relating to the Company’s uncertain tax positions.

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

10.	Convertible Preferred Stock and Stockholders’ Equity

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

Convertible Preferred Stock

Upon the closing of the IPO on August 7, 2013, all outstanding shares of the Company’s convertible preferred stock automatically converted into 21,840,537 shares of common stock and the carrying value of $76.2 million is included in additional paid-in capital on the consolidated balance sheet as of December 31, 2015 and 2014.

Immediately following the closing of the IPO, the Company’s certificate of incorporation was amended to authorize 20,000,000 shares of undesignated preferred stock and 200,000,000 shares of common stock.

Preferred Stock

In association with the IPO, the board of directors authorized the Company to issue up to 20,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2015 and 2014, no shares of preferred stock were outstanding.

Common Stock

At December 31, 2015 and 2014 there were 34,455,220 and 33,066,327 shares of common stock issued and outstanding, respectively. The following table summarizes common stock activity during the year ended December 31, 2015:

Number of Shares
Outstanding at December 31, 2014	33,066,327
Option and warrant exercises	268,172
RSUs vesting	723,978
Common stock issued in connection with employee stock purchase plan	396,743
Outstanding at December 31, 2015	34,455,220

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

The following table summarizes option activity:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1) (in thousands)
Balance at December 31, 2012	4,015	$3.78	7.88	$8,659
Granted	2,069	$8.58
Exercised	(192)	$1.99
Canceled and forfeited	(179)	$5.44
Balance at December 31, 2013	5,713	$5.53	7.31	$13,704
Granted	783	$5.44
Exercised	(802)	$3.79
Canceled and forfeited	(635)	$7.47
Balance at December 31, 2014	5,059	$5.54	5.78	$3,461
Granted (2)	1,034	$5.17
Exercised	(256)	$3.09
Canceled and forfeited (3)	(1,477)	$7.18
Balance at December 31, 2015	4,360	$5.04	6.30	$1,480
Vested as of December 31, 2015 and expected to vest thereafter (4)	4,212	$5.00	6.23	$1,476
Vested and exercisable as of December 31, 2015	3,142	$4.59	5.63	$1,458

(1)	The aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding in-the-money options as of those dates.
(2)	Options granted include 0.7 million re-issued options in connection with a modification. See “Modification of Employee Stock Options” below for more information.
(3)	Options cancelled and forfeited include 0.7 million options that were cancelled in connection with a modification. See “Modification of Employee Stock Options” below for more information.
(4)	Options expected to vest reflect an estimated forfeiture rate.

The weighted average grant date fair value of options granted was $2.78, $3.76 and $5.89 in 2015, 2014 and 2013, respectively. Prior to the Company’s IPO, aggregate intrinsic value represented the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding, in-the-money options. After the Company’s IPO, aggregate intrinsic value represents the difference between the market value of the Company’s common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $0.5 million, $2.0 million and $1.3 million for 2015, 2014 and 2013, respectively.

The following table summarizes restricted stock unit activity:

	Number of Shares (in thousands)	Weighted Average Fair Value at Grant	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1) (in thousands)
Balance at December 31, 2012	—	$—	—	$—
Granted	42	$8.21
Released	(4)	$8.89
Balance at December 31, 2013	38	$8.15	2.13	$284
Granted	1,202	$5.89
Released	(15)	$7.92
Canceled and forfeited	(142)	$6.05
Balance at December 31, 2014	1,083	$5.92	1.39	$5,458
Granted	1,660	$5.36
Released	(738)	$5.82
Canceled and forfeited	(386)	$5.90
Balance at December 31, 2015	1,619	$5.39	0.99	$5,681

(1)	The intrinsic value of RSUs is based on the Company’s closing stock price as reported by the New York Stock Exchange on December 31, 2013, 2014 and 2015.

The Company did not grant any RSUs prior to 2013. The total grant date fair value of restricted stock units vested during the years ended December 31, 2015 and 2014 was $4.3 million and $0.1 million, respectively. All of our RSUs that were released during the years ended December 31, 2015, 2014 and 2013 were net share settled. As such, upon each release date, RSUs were withheld to cover the required withholding tax, which is based on the value of the RSU on the release date as determined by the closing price of our common stock on the trading day of the settlement date. The remaining amounts are delivered to the recipient as shares of our common stock.

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

The expected term of ESPP shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights were as follows:

	Year Ended December 31, 2015			Year Ended December 31, 2014			Year Ended December 31, 2013
Expected term (years)		0.50			0.50		0.47
Volatility		56%			80%		80%
Risk-free interest rate	0.07%	-	0.36%	0.05%	-	0.08%	0.08%
Dividend yield		—			—		—

Shares Reserved for Future Issuance

At December 31, 2015 and 2014, the Company has reserved the following shares of common stock for future issuance:

	December 31,
	2015	2014
Common stock reserved:
Common stock options	4,360,015	5,058,641
Restricted stock units	1,618,543	1,082,939
Warrants to purchase common stock	—	24,838
Shares available for future issuance under the 2013 Plan	3,680,862	984,455
Employee stock purchase plan	437,934	504,014
	10,097,354	7,654,887

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

The fair value of options granted to employees is determined using the Black-Scholes option valuation model with the following assumptions:

	Years Ended December 31,
	2015			2014			2013
Expected term (years)		6.00			6.00		5.51	-	6.12
Volatility	56%	-	80%		80%			80%
Risk-free interest rate	1.54%	-	1.79%	1.74%	-	2.02%	1.06%	-	1.72%
Dividend yield		—			—
Weighted-average fair value		$2.78			$3.76			$5.89

The following table summarizes the effects of stock-based compensation related to vesting stock-based awards included in the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2015	2014	2013
Cost of revenue	$312	$342	$185
Sales and marketing	3,403	2,776	1,806
Research and development (1)	1,111	482	346
General and administrative	4,053	2,174	1,497
Total stock-based compensation	$8,879	$5,774	$3,834

(1)

Excludes $544,000, $360,000 and $226,000 of stock-based compensation expense that was capitalized as part of internal-use software development costs for the years ended December 31, 2015, 2014 and 2013, respectively.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options during the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015, there was $9.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 1.81 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Warrants

In conjunction with a lease agreement, the Company issued warrants to purchase 24,838 shares of Series A-2 preferred stock on December 31, 2006. These warrants had an exercise price of $1.2078 per share. On August 12, 2013, upon the closing of the Company’s IPO, the warrants were converted from warrants to purchase preferred stock to warrants to purchase common stock and the liability at their then fair value of $0.4 million was reclassified to additional paid-in capital. Prior to the conversion of the warrant liability on August 12, 2013, the Company’s preferred stock warrants were recorded at fair value. Changes in the fair value of the warrants were recorded in “Other income (expense), net” in the consolidated statements of operations.

The fair value of the warrants which, prior to the closing of the Company’s IPO on August 12, 2013, were recorded as liabilities on the consolidated balance sheets and which were remeasured to fair value on a recurring basis at each balance sheet date, were determined using the Black-Scholes option pricing model with the following assumptions:

	Year 2013 through August 12
Expected term (years)	3.41	-	5.76
Volatility		80%
Risk-free interest rate	0.47%	-	1.77%
Dividend yield		—

A summary of the fair value of the warrants outstanding immediately prior to the closing of the Company’s IPO on August 12, 2013 are shown in the table below (in thousands):

August 12, 2013
Warrant (series A-2)	$203
Warrant (series C)	223
Total fair value	$426

The change in total fair value of the convertible preferred stock warrants has been recorded as a component of “Other income (expense)” in the consolidated statements of operations. After the warrants were converted into warrants for common stock in association with the completion of the Company’s IPO in August 2013, the total fair value of the warrants is no longer subject to remeasurement.

As of December 31, 2015, no warrants to purchase common stock were outstanding.

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

Under the two-class method, net income (loss) is determined by allocating undistributed earnings, calculated as net income (loss) less current period convertible preferred stock non-cumulative dividends, between common stock and convertible preferred stock. In computing diluted net income (loss), undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding, including potential dilutive common shares assuming the dilutive effect of outstanding stock options using the treasury stock method.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Years Ended December 31,
	2015	2014	2013
Numerator:
Net income (loss)	$(16,745)	$(8,745)	$321

Denominator:
Weighted-average shares used in computing net income (loss) per share:
Basic	33,829	32,591	15,752
Weighted-average effect of potentially dilutive shares:
Employee stock options and restricted stock units	—	—	1,459
Convertible preferred, common stock warrants and employee stock purchase plan	—	—	39
Diluted	33,829	32,591	17,250
Net income (loss) per share:
Basic	$(0.49)	$(0.27)	$0.02
Diluted	$(0.49)	$(0.27)	$0.02

The following equity shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of December 31,
	2015	2014	2013
Stock options and restricted stock units	4,723	5,263	1,277
Restricted stock units	499	657	3
Convertible common stock warrants	6	25	—
Employee stock purchase plan	110	24	—

12.	Income Taxes

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

The following table presents domestic and foreign components of income (loss) before income taxes for the periods presented (in thousands):

	Years Ended December 31,
	2015	2014	2013
Domestic	$(17,604)	$(9,899)	$369
Foreign	1,159	930	622
Total	$(16,445)	$(8,969)	$991

The components of income tax (expense) benefit are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current:
Federal	$—	$21	$(106)
State	(29)	270	(493)
Foreign	(524)	(403)	(260)
Total	(553)	(112)	(859)
Deferred:
Federal	221	221	221
State	12	105	23
Foreign	20	10	(55)
Total	253	336	189
Total income tax (expense) benefit	$(300)	$224	$(670)

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

	Years Ended December 31,
	2015	2014	2013
Tax at federal statutory rate	34.0%	34.0%	34.0%
State, net of federal effect	(0.1)	4.2	31.3
Foreign rate differential	2.4	3.5	(21.4)
Stock-based compensation	(4.6)	(9.7)	76.5
Change in valuation allowance	(31.7)	(28.8)	(51.4)
Other non-deductible expenses	(0.2)	(0.6)	(1.2)
Other	(1.6)	(0.1)	(0.2)
Effective tax rate	(1.8)%	2.5%	67.6%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company's deferred tax assets and liabilities for the periods presented (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Accruals and reserves	$1,955	$1,563
Net operating loss carryforwards	8,547	4,604
Tax credit carryforwards	1,697	1,476
Stock-based compensation	1,969	2,600
Foreign taxes	54	38
Total deferred tax assets	14,222	10,281

Fixed assets	(1,799)	(512)
State taxes	(607)	(578)
Purchased intangible assets	(232)	(465)
Total deferred tax liabilities	(2,638)	(1,555)

Valuation allowance	(11,762)	(9,157)
Total net deferred tax liabilities	$(178)	$(431)

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. As of December 31, 2015 and 2014, a full valuation allowance on domestic deferred tax assets was placed due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. The Company’s valuation allowance as of December 31, 2015, 2014 and 2013 was attributable to the uncertainty of realizing future tax benefits from U.S. net operating losses, foreign timing differences and other deferred tax assets. The Company’s valuation allowance increased $2.6 million, $1.6 million and $0.1 million in the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, the Company has U.S. federal net operating loss carryforwards of approximately $23.5 million, expiring beginning in 2025. As of December 31, 2015, the Company has U.S. state and local net operating loss carryforwards of approximately $20.5 million, expiring beginning in 2016.

As of December 31, 2015, the Company has federal research and development tax credits of approximately $1.0 million, which expire beginning in 2025. As of December 31, 2015, the Company has state research and development tax credits of approximately $0.9 million, and other tax credits of approximately $0.3 million, both of which carry forward indefinitely.

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

U.S. income and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries have not been provided on undistributed earnings of foreign subsidiaries. The Company intends to reinvest theses earnings indefinitely outside the United States. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant subsidiaries were sold or otherwise transferred, the Company may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes; however, the determination of such amount is not practicable. As of December 31, 2015, the cumulative amount of earnings upon which U.S. income taxes have not been provided for is approximately $2.0 million.

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended December 31, 2015, 2014 and 2013 consist of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Unrecognized benefit – beginning of period	$459	$358	$246
Gross increases – current year tax provisions	121	101	112
Unrecognized benefit – end of period	$580	$459	$358

The entire amount of any unrecognized tax benefits would not impact the Company’s effective tax rate if recognized.

Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense and were immaterial. The Company files income tax returns in the United States, various states and certain foreign jurisdictions. The tax periods 2011 through 2014 remain open in most jurisdictions. In addition, any tax losses and research and development credit carryforwards that were generated in prior years and carried forward may also be subject to examination by respective taxing authorities. The Company is not currently under examination by income tax authorities in federal, state or other foreign jurisdictions.

13.	Related Party Transactions

During 2014 and 2013, the Company recorded costs for a digital media property owner that was also an investor in the Company's Series D-1 convertible preferred stock, of $0.8 million and $1.3 million, respectively, associated with the acquisition of ad inventory. At December 31, 2014 and 2013, the Company had $0 and $0.4 million, respectively, for this related party included in accrued digital media property owner costs in the consolidated financial statements. In addition, the Company had engaged Nielsen for a variety of media services including the provision and evaluation of data and analysis regarding marketing and demographic targets, television viewing behavior, online and Internet usage, ad view counts and TV/Internet share shift analysis. During 2013 and a portion of 2014, Mitchell Habib, a member of the Company’s board of directors, was the Chief Operating Officer of Nielsen and prior to that, he served as Executive Vice President of Nielsen’s Global Business Services division. During 2013 the Company recorded costs related to media services provided by Nielsen of $0.8 million. The Company believes that its transactions with related parties have been carried out on terms that are consistent with similar transactions with other vendors.

14.	Segments and Geographical Information

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

	Years Ended December 31,
	2015	2014	2013
Domestic	$147,601	$149,617	$134,846
International	25,653	28,162	16,282
Total revenue	$173,254	$177,779	$151,128

The Company’s long-lived assets are primarily located in the United States.

15.	Subsequent Event

The Company announced on February 18, 2016 that its board of directors had authorized a $10 million share repurchase program of the Company’s common stock. The authorization has no set expiration date, but, subject to market conditions and other factors, is intended to be completed over the next twelve months.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter ended December 31, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information concerning our directors, executive officers, compliance with Section 16(a) of the Exchange Act, as amended, and corporate governance required by this Item 10 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2015.

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

The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2015.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2015.

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

March 10, 2016

YuMe, Inc.

/ s / JAYANT KADAMBI	/ s / TONY CARVALHO
Jayant Kadambi	Tony Carvalho
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 10th day of March, 2016.

Signature	Title

/ s / JAYANT KADAMBI	Director
Jayant Kadambi

/ s / AYYAPPAN SANKARAN	Director
Ayyappan Sankaran

/ s / CRAIG FORMAN	Director
Craig Forman

/ s / MITCHELL HABIB	Director
Mitchell Habib

/ s / DEREK HARRAR	Director
Derek Harrar

/ s / ADRIEL LARES	Director
Adriel Lares

/ s / CHRISTOPHER PAISLEY	Director
Christopher Paisley

/ s / DANIEL SPRINGER	Director
Daniel Springer

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-36039	3.1	August 30, 2013

3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-36039	3.2	August 30, 2013

4.1	Form of Registrant's common stock certificate	S-1	333-189772	4.1	July 25, 2013

4.2	Amended and Restated Investors’ Rights Agreement, dated October 28, 2011, by and among Registrant and certain stockholders of Registrant, as amended	S-1	333-189772	4.2	July 25, 2013

10.1	Form of Indemnity Agreement.	S-1	333-189772	10.1	July 2, 2013

10.2*	2004 Stock Plan, as amended, and forms of stock option, stock option exercise agreement and restricted stock purchase agreement.	S-1	333-189772	10.2	July 2, 2013

10.3*	2013 Equity Incentive Plan and forms of stock option award agreement, stock option exercise agreement and restricted stock unit award agreement.	S-1	333-189772	10.3	July 25, 2013

10.4*	2013 Employee Stock Purchase Plan and form of subscription agreement.	S-1	333-189772	10.4	July 25, 2013

10.5*	Offer letter between Jayant Kadambi and Registrant, dated December 17, 2004.	S-1	333-189772	10.5	July 2, 2013

10.6*	Offer letter between Scot McLernon and Registrant, dated December 30, 2009.	S-1	333-189772	10.6	July 2, 2013

10.7*	Offer letter between Hardeep Bindra and Registrant, dated November 3, 2014.	8-K	001-36039	10.1	November 6, 2014

10.8*	2016 Cash Incentive Plan.	8-K	001-36039	99.2	February 18, 2016

10.9*	Description of Director Compensation.	S-1	333-189772	10.10	July 25, 2013

10.10*	Executive Severance Plan.	8-K	001-36039	99.2	February 17, 2015

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101 INS**	XBRL Instance Document.	X

101 SCH**	XBRL Taxonomy Extension Schema Document.	X

101 CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101 DEF**	XBRL Taxonomy Extension Definition Linkbase Document.	X

101 LAB**	XBRL Taxonomy Extension Labels Linkbase Document.	X

101 PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*	Compensatory plan or arrangement.

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