Form 10-Q
period 2016-03-31
YuMe Inc
filed 2016-05-06
CIK 1415624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-36039

YuMe, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-0111478
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1204 Middlefield Road, Redwood City, CA	94063
(Address of Principal Executive Offices)	(Zip Code)

(650) 591-9400

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐Yes  ☒No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files). ☐Yes  ☒No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  No ☒

As of April 29, 2016, there were 34,698,127 shares of the Registrant’s common stock outstanding.

YuMe, Inc.

FORM 10-Q

 i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

YuMe, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	As of March 31, 2016	As of December 31, 2015
Assets		(1)
Current assets:
Cash and cash equivalents	$33,270	$17,859
Marketable securities	28,839	30,600
Restricted cash	292	292
Accounts receivable, net	54,179	67,131
Prepaid expenses and other current assets	4,024	3,978
Total current assets	120,604	119,860
Marketable securities, long-term	3,716	11,724
Property, equipment and software, net	11,857	12,110
Goodwill	3,902	3,902
Intangible assets, net	491	659
Restricted cash, non-current	403	403
Deposits and other assets	366	416
Total assets	$141,339	$149,074

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,340	$12,080
Accrued digital media property owner costs	12,253	17,155
Accrued liabilities	13,239	16,767
Deferred revenue	214	214
Total current liabilities	40,046	46,216
Other long-term liabilities	5	77
Deferred tax liability	121	178
Total liabilities	40,172	46,471

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock: $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized as of March 31, 2016 and December 31, 2015; 34,788,813 and 34,455,220 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	35	34
Treasury stock: 220,649 and 66,666 shares as of March 31, 2016 and December 31, 2015, respectively	(565)	—
Additional paid-in-capital	152,646	150,001
Accumulated deficit	(50,765)	(47,167)
Accumulated other comprehensive loss	(184)	(265)
Total stockholders’ equity	101,167	102,603
Total liabilities and stockholders’ equity	$141,339	$149,074

(1)

The condensed consolidated balance sheet data as of December 31, 2015 was derived from audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$39,233	$40,145
Cost of revenue	20,481	21,286
Gross profit	18,752	18,859
Operating expenses:
Sales and marketing	13,775	15,721
Research and development	2,665	2,530
General and administrative	5,861	6,130
Total operating expenses	22,301	24,381
Loss from operations	(3,549)	(5,522)
Interest and other income (expense), net
Interest expense	(3)	(2)
Other income (expense), net	9	(386)
Total interest and other income (expense), net	6	(388)
Loss before income taxes	(3,543)	(5,910)
Income tax expense	55	86
Net loss	$(3,598)	$(5,996)

Net loss per share:
Basic	$(0.10)	$(0.18)
Diluted	$(0.10)	$(0.18)
Weighted-average shares used to compute net loss per share:
Basic	34,583	33,194
Diluted	34,583	33,194

See accompanying notes to condensed consolidated financial statements.

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(3,598)	$(5,996)
Other comprehensive income (loss):
Foreign currency translation adjustments	(12)	(45)
Change in fair value of marketable securities, net of tax	93	16
Other comprehensive income (loss)	81	(29)
Comprehensive loss	$(3,517)	$(6,025)

See accompanying notes to condensed consolidated financial statements.

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net loss	$(3,598)	$(5,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,700	1,356
Stock-based compensation	2,172	2,094
Allowance for doubtful accounts receivable	33	240
Deferred income taxes	(57)	(58)
Amortization of premiums on marketable securities, net	103	92
Changes in operating assets and liabilities:
Accounts receivable	12,919	10,927
Prepaid expenses and other current assets	(46)	457
Deposits and other assets	50	(63)
Accounts payable	2,270	(6,494)
Accrued digital media property owner costs	(4,902)	(2,765)
Accrued liabilities	(3,533)	(3,035)
Deferred revenue	—	(21)
Other liabilities	(72)	20
Net cash provided by (used in) operating activities	7,039	(3,246)
Investing activities:
Purchases of property and equipment	(43)	(649)
Capitalized software development costs	(1,101)	(949)
Purchases of marketable securities	(1,300)	(24,322)
Maturities of marketable securities	11,060	11,103
Net cash provided by (used in) investing activities	8,616	(14,817)
Financing activities:
Repayments of borrowings under capital leases	—	(33)
Proceeds from exercise of common stock options and employee stock purchase plan	554	1,081
Repurchases of common stock	(565)	—
Cash used to net-share settle equity awards	(221)	—
Net cash provided by (used in) financing activities	(232)	1,048
Effect of exchange rate changes on cash and cash equivalents	(12)	(45)
Change in cash and cash equivalents	15,411	(17,060)
Cash and cash equivalents—Beginning of period	17,859	38,059
Cash and cash equivalents—End of period	$33,270	$20,999
Supplemental disclosures of cash flow information
Cash paid for income taxes	$208	$150
Stock-based compensation capitalized for internal-use software	$146	$132
Non-cash investing and financing activities
Purchases of property and equipment recorded in accounts payable	$34	$43

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2016. The condensed consolidated balance sheet as of December 31, 2015, included herein was derived from the Company’s audited consolidated financial statements as of that date but does not include all disclosures required by GAAP, including notes to the financial statements.

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

Certain Significant Risks and Uncertainties

The Company operates in a dynamic industry and, accordingly, its financial results can be affected by a variety of factors. For example, the Company believes that changes in the following areas, among others, could have a significant negative effects on its future financial position, results of operations, or cash flows: rates of revenue growth; traffic to and pricing with the Company's network of digital media property owners; scaling and adaptation of existing technology and network infrastructure; adoption of the Company’s product and solution offerings; management of the Company's strategic direction; development of new markets and opportunities for international expansion; protection of the Company's brand, reputation and intellectual property; competition in the Company's markets; success in recruiting and retaining qualified employees and key personnel; emergence of intellectual property infringement and other claims; and government regulation affecting the Company's business.

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

In January 2015, the FASB issued ASU 2015-01, Income Statement — Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This standard eliminates the concept of extraordinary items from GAAP but retains the presentation and disclosure guidance for items that are unusual in nature or occur infrequently and expands the guidance to include items that are both unusual in nature and infrequently occurring. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. A reporting entity may apply this standard prospectively. A reporting entity may also apply this standard retrospectively to all periods presented in the financial statements. The Company adopted this standard prospectively as of January 1, 2016 and the impact to the consolidated financial statements was not material.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments--Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the standard clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this standard.

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842). This standard requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018. The guidance is required to be applied by the modified retrospective transition approach. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). This ASU was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. This standard covers accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows and will be effective as of January 1, 2017. The Company is currently evaluating the impact of adopting this standard.

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

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit risk with respect to accounts receivable is dispersed due to the large number of advertising customers. Collateral is not required for accounts receivable. The Company performs ongoing credit evaluations of customers’ financial condition and periodically evaluates its outstanding accounts receivable and establishes an allowance for doubtful accounts receivable based on the Company’s historical experience, the current aging and circumstances of accounts receivable and general industry and economic conditions. Accounts receivable are written off by the Company when it has been determined that all available collection avenues have been exhausted. In the three months ended March 31, 2016 and 2015, bad debt write-offs totaled $0.1 million and $46,000, respectively. If circumstances change, higher than expected bad debts may result in future write-offs that are greater than the Company’s estimates.

No customers accounted for 10% or more of the Company’s accounts receivable as of March 31, 2016 or December 31, 2015.

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Three Months Ended March 31,
	2016	2015
Allowance for doubtful accounts receivable:
Balance – beginning of period	$1,961	$1,471
Allowance for doubtful accounts receivable	33	240
Doubtful accounts receivable write-offs	(134)	(46)
Balance – end of period	$1,860	$1,665

3.	Cash, Cash Equivalents, Marketable Securities and Derivative Instruments

The Company’s cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase. Short- and long-term marketable securities are comprised of highly liquid available-for-sale financial instruments (primarily corporate bonds, commercial paper and certificates of deposit) with final maturities of at least three months but no more than 24 months from the date of purchase. None of the Company’s marketable securities were in a continuous loss position for over twelve months as of March 31, 2016.

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

The cost, gross unrealized gains and losses and fair value of the Company’s cash and cash equivalents, marketable securities and foreign currency forward contracts consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016:
Cash	$23,103	$—	$—	$23,103
Cash equivalents:
Money market funds	10,167	—	—	10,167
Total cash and cash equivalents	33,270	—	—	33,270
Marketable securities:
Corporate bonds	23,130	11	(8)	23,133
Government agency bonds	7,819	4	—	7,823
Commercial paper	1,599	—	—	1,599
Total marketable securities	32,548	15	(8)	32,555
Total cash, cash equivalents and marketable securities	$65,818	$15	$(8)	$65,825

Forward currency forward contracts	$—	$107	$—	$107

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015:
Cash	$7,638	$—	$—	$7,638
Cash equivalents:
Money market funds	10,221	—	—	10,221
Total cash and cash equivalents	17,859	—	—	17,859
Marketable securities:
Corporate bonds	31,372	—	(78)	31,294
Government agency bonds	6,544	—	(8)	6,536
Commercial paper	4,494	—	—	4,494
Total marketable securities	42,410	—	(86)	42,324
Total cash, cash equivalents and marketable securities	$60,269	$—	$(86)	$60,183

Forward currency forward contracts	$—	$(10)	$—	$(10)

Unrealized gains and losses, net of taxes, are included in “Accumulated other comprehensive loss,” which is reflected as a separate component of stockholders’ equity on the condensed consolidated balance sheets.

Restricted Cash

The Company’s lease agreement for its New York office requires a security deposit in the amount of $0.4 million to be maintained in the form of an unconditional, irrevocable letter of credit issued to the benefit of the landlord. The letter of credit is subject to renewal annually until the lease expires in September 2027. On July 1, 2020, the required security deposit will decrease to $0.3 million.

The lease agreement for the Company's previous New York office required a security deposit in the amount of $0.3 million to be maintained in the form of an unconditional, irrevocable letter of credit issued to the benefit of the landlord. The letter of credit will expire in the second quarter of 2016.

As of March 31, 2016 and December 31, 2015, the Company had letters of credit totaling $0.7 million and $0.3 million, respectively, included in restricted cash (current and non-current) in the consolidated balance sheets.

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

Marketable securities with final maturities of at least three months but no more than 12 months from the date of purchase are classified as short-term and marketable securities with final maturities of more than one year but less than two years from the date of purchase are classified as long-term. The Company’s marketable securities are classified as available-for-sale and consist of high quality, investment grade securities from diverse issuers with predetermined minimum credit ratings. The Company values these securities based on pricing information from pricing vendors who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. However, the Company classifies all of its marketable securities as having Level 2 inputs. The valuation techniques used to measure the fair value of the Company’s marketable securities having Level 2 inputs were derived from market prices that are corroborated by observable market data and quoted market prices for similar instruments.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present information about the Company’s money market funds, marketable securities and foreign currency forward contracts, measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Fair Value Measurements at March 31, 2016
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$10,167	$—	$—	$10,167

Marketable securities:
Corporate bonds	$—	$23,133	$—	$23,133
Government and agency bonds		7,823		7,823
Commercial paper	—	1,599	—	1,599
Total marketable securities	$—	$32,555	$—	$32,555

Foreign currency forward contracts (2)	$—	$107	$—	$107

(1)	Included in “Cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of March 31, 2016.
(2)	Included in “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheet as of March 31, 2016.

	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$10,221	$—	$—	$10,221

Marketable securities:
Corporate bonds	$—	$31,294	$—	$31,294
Government and agency bonds	—	6,536	—	6,536
Commercial paper	—	4,494	—	4,494
Total marketable securities	$—	$42,324	$—	$42,324

Foreign currency forward contracts (2)	$—	$(10)	$—	$(10)

(1)	Included in “Cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of December 31, 2015.
(2)	Included in “Accrued liabilities” in the accompanying condensed consolidated balance sheet as of December 31, 2015.

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

The Company expects to continue to realize gains or losses with respect to its foreign currency exposures, net of gains or losses from its foreign currency forward contracts. The Company’s ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that it enters into, the currency exchange rates associated with these exposures and changes in those rates, the net realized gain or loss on its foreign currency forward contracts and other factors. As of March 31, 2016, the notional amount and the aggregate fair value of the forward contracts the Company held to purchase U.S. dollars in exchange for British pounds and euros was $6.6 million. Net foreign exchange transaction gains/(losses) relating to the Company’s British pound sterling and euro forward contracts are included in other income (expense), net in the Company’s consolidated statements of operations. Net foreign exchange transaction losses were $0.2 million for the three months ended March 31, 2016 and were partially offset by $0.1 million of realized gains on forward contracts. Net foreign exchange transaction losses were $0.4 million for the three months ended March 31, 2015 and were not offset as the Company had not yet established its program that utilizes foreign currency forward contracts to reduce net foreign exchange transaction gains and losses.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Goodwill and Intangible Assets

Goodwill remained unchanged at $3.9 million as of March 31, 2016 and December 31, 2015.

The intangible assets detail for the periods presented (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (years)
March 31, 2016:
Developed technology	$2,950	$(2,462)	$488	0.7
Customer relationships	104	(101)	3	0.2
Non-compete agreement	53	(53)	—	—
	$3,107	$(2,616)	$491

December 31, 2015:
Developed technology	$2,950	$(2,300)	$650	1.0
Customer relationships	104	(95)	9	0.4
Non-compete agreement	53	(53)	—	—
	$3,107	$(2,448)	$659

Amortization expense for both of the three months ended March 31, 2016 and 2015 was $0.2 million. Amortization expense related to developed technology is included as a component of “Cost of revenue” in the condensed consolidated statements of operations.

Estimated future amortization expense of purchased intangible assets at March 31, 2016 was as follows (in thousands):

Years ending December 31,:	Amount
2016	$491

7.	Borrowings

In November 2014, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to borrow up to a maximum of $25.0 million collateralized by the Company’s cash deposits, accounts receivable and equipment, as well as certain other assets. The Loan and Security Agreement requires the Company to comply with certain financial and reporting covenants, including maintaining an adjusted quick ratio of 1.6 to 1.0. Annual fees under the agreement total one quarter of 1.0% of the average unused balance of the credit line per annum. As of March 31, 2016 and December 31, 2015, the Company had no borrowings outstanding under this credit line and was in compliance with all financial and reporting covenants.

8.	Commitments and Contingencies

Leases

The Company leases office facilities under various non-cancellable operating leases that expire through September 2027. Rent expense under operating leases totaled $0.9 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively.

Purchase Commitments

During the normal course of business, to secure adequate ad inventory and impressions for its sales arrangements, the Company periodically enters into agreements with digital media property owners that require purchase of a minimum number of impressions on a monthly or quarterly basis. Purchase commitments as of March 31, 2016 expire on various dates through December 2016.

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

Preferred Stock

In association with the Company’s initial public offering in 2013 (“IPO”), the board of directors authorized the Company to issue up to 20,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2016 and December 31, 2015 no shares of preferred stock were outstanding.

Common Stock

At March 31, 2016 and December 31, 2015 there were 34,788,813 and 34,455,220 shares of common stock issued and outstanding, respectively. The following table summarizes common stock activity during the three months ended March 31, 2016:

Number of Shares
Outstanding at December 31, 2015	34,455,220
Option exercises	6,727
RSUs released, net of shares withheld for taxes	222,905
Common stock issued in connection with employee stock purchase plan	257,944
Repurchases of common stock	(153,983)
Outstanding at March 31, 2016	34,788,813

Treasury Stock

In addition to the 153,983 shares repurchased in the three months ended March 31, 2016, the Company has 66,666 shares of treasury stock related to the acquisition of Crowd Science, for a total of 220,649 shares of treasury stock. Treasury stock is carried at cost and could be re-issued if the Company determined to do so.

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

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In July 2013, the Company adopted a 2013 Equity Incentive Plan (the “2013 Plan”) which became effective on August 6, 2013. The 2013 Plan serves as the successor equity compensation plan to the 2004 Plan. The 2013 Plan will terminate on July 23, 2023. The 2013 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance stock awards, restricted stock units (“RSUs”) and stock bonus awards to employees, directors and consultants. Stock options granted must be at prices not less than 100% of the fair market value at date of grant. Option vesting schedules are determined by the Company at the time of issuance and they generally vest at 25% on the first anniversary of the grant (or the employment or service commencement date) and monthly over the next 36 months. Options generally expire ten years from the date of grant unless the optionee is a 10% stockholder, in which case the term will be five years from the date of grant. Unvested options exercised are subject to the Company’s repurchase right. The Company initially reserved 2,000,000 shares of its common stock for issuance under the 2013 Plan, and shares reserved for issuance increase January 1 of each year by the lesser of (i) 5% of the number of shares issued and outstanding on December 31 immediately prior to the date of increase or (ii) such number of shares as may be determined by the board of directors.

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

The following table summarizes option activity:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1) (in thousands)
Balance at December 31, 2015	4,360	$5.04	6.30	$1,480
Granted	306	$3.61
Exercised	(7)	$1.08
Canceled and forfeited	(61)	$5.26
Balance at March 31, 2016	4,598	$4.95	5.98	$1,624
Vested as of March 31, 2016 and expected to vest thereafter (2)	4,414	$4.94	5.87	$1,609
Vested and exercisable as of March 31, 2016	3,247	$4.64	5.06	$1,556

(1)	The aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding in-the-money options as of those dates.
(2)	Options expected to vest reflect an estimated forfeiture rate.

The weighted average grant date fair value of options granted was $1.93 and $2.99 in the three months ended March 31, 2016 and 2015, respectively. The aggregate intrinsic value represents the difference between the market value of the Company’s common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $19,000 and $0.3 million for the three months ended March 31, 2016 and 2015, respectively.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes restricted stock unit activity:

	Number of Shares (in thousands)	Weighted Average Fair Value at Grant	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1) (in thousands)
Balance at December 31, 2015	1,619	$5.39	0.99	$5,681
Granted	1,674	$3.85
Released	(282)	$5.62
Canceled and forfeited	(26)	$5.67
Balance at March 31, 2016	2,985	$4.50	1.39	$11,164

(1)	The intrinsic value of RSUs is based on the Company’s closing stock price as reported by the New York Stock Exchange on March 31, 2016 and December 31, 2015.

The total grant date fair value of restricted stock units vested during the three-month periods ended March 31, 2016 and 2015 was $1.0 million and $34,000, respectively. All of the Company’s RSUs that were released during the three months ended March 31, 2016 and 2015 were net share settled. As such, upon each release date, RSUs were withheld to cover the required withholding tax, which is based on the value of the RSU on the release date as determined by the closing price of the Company’s common stock on the trading day of the settlement date. The remaining amounts are delivered to the recipient as shares of Company common stock.

Modification of Employee Stock Options

On January 2, 2015, the Company modified options to purchase 0.7 million shares of common stock previously granted to non-executive employees with exercise prices over $7.00 per share. The exercise price of the modified options was reduced to $5.14 per share, the closing price of the Company’s common stock on the New York Stock Exchange on January 2, 2015. No other terms of these options were modified. The Company expects to recognize an additional $0.4 million of stock-based compensation expense over the remaining vesting terms of the options as a result of the modification. As of March 31, 2016, $0.1 million of the additional stock-based compensation expense remains to be expensed.

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

The expected term of ESPP shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights were as follows:

	Three Months Ended March 31,
	2016	2015
Expected term (years)	0.50	0.50
Volatility	56%	56%
Risk-free interest rate	0.45%	0.07%
Dividend yield	—	—

Stock Repurchase Program

On February 18, 2016, the Company announced its board of directors authorized a $10 million share repurchase program. The authorization has no set expiration date, but, subject to market conditions and other factors, is intended to be completed over the next twelve months. Purchases under this repurchase program are made in the open market and complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The cost of the repurchased shares is funded from available working capital. For accounting purposes, common stock repurchased under the Company’s stock repurchase program is recorded based upon the repurchase date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock repurchase activity under the Company’s stock repurchase program during the three months ended March 31, 2016 is summarized as follows (in thousands, except share and per share amounts):

	Total Number of Shares Repurchased	Average Price Paid per Share (1)	Amount of Repurchase
Cumulative balance at December 31, 2015	—	$—	$—
Repurchases of common stock	153,983	$3.67	565
Cumulative balance at March 31, 2016	153,983	$3.67	$565
(1)	Average price paid per share includes commission.

In addition to the 153,983 shares repurchased under the repurchase program, the Company holds 66,666 shares of treasury stock related to the acquisition of Crowd Science, for a total of 220,649 shares of treasury stock. Treasury stock could be re-issued if the Company determined to do so.

Shares Reserved for Future Issuance

At March 31, 2016 and December 31, 2015, the Company has reserved the following shares of common stock for future issuance:

	March 31, 2016	December 31, 2015
Common stock reserved:
Common stock options	4,597,905	4,360,015
Restricted stock units	2,985,055	1,618,543
Shares available for future issuance under the 2013 Plan	3,570,464	3,680,862
Employee stock purchase plan	525,918	437,934
	11,679,342	10,097,354

Stock-Based Compensation

The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), volatility of the Company’s common stock, a risk-free interest rate, expected dividends, and the estimated forfeitures of unvested stock options. To the extent actual results differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. The Company uses the simplified calculation of expected life, and volatility is based on an average of the historical volatilities of the common stock of a group of entities with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. Expected forfeitures are based on the Company’s historical experience. The Company currently has no history or expectation of paying cash dividends on common stock.

The fair value of options granted to employees is determined using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended March 31,
	2016	2015
Expected term (years)	6.00	6.00
Volatility	56.0%	56.0%
Risk-free interest rate	1.895%	1.540%
Dividend yield	—	—
Weighted-average fair value	$1.93	$1.11

The following table summarizes the effects of stock-based compensation related to vesting stock-based awards included in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenue (1)	$45	$112
Sales and marketing	719	900
Research and development (2)	301	204
General and administrative	1,107	878
Total stock-based compensation	$2,172	$2,094

(1)	Excludes $6,000 for the three months ended March 31, 2015 that was capitalized as part of internal-use software development costs.
(2)

Excludes $146,000 and $126,000 of stock-based compensation expense that was capitalized as part of internal-use software development costs for the three months ended March 31, 2016 and 2015, respectively.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options during the three months ended March 31, 2016 and 2015. As of March 31, 2016, there was $13.6 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards, which will be recognized over a weighted average period of 2.24 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

401(k) Plan

The Company’s 401(k) Plan (the “401(k) Plan”) is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating U.S. employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit of $18,000 for calendar years 2016 and 2015. The Company began matching employee contributions in April 2014. The Company will match 50% of each participating employee’s contributions up to a maximum of 6% of each employee’s eligible earnings with an annual maximum match of $2,500 per employee per year.

10.	Income Taxes

The Company’s provision for income taxes consists of federal and state income taxes in the U.S. and income taxes in certain foreign jurisdictions, deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the realization of net operating loss carryforwards. For both the three months ended March 31, 2016 and 2015, income tax expense was primarily related to state taxes and taxes due in foreign jurisdictions.

The following table summarizes our income tax expense and our effective tax rates for the three months ended March 31, 2016 and 2015 (in thousands, except effective tax rate):

	Three Months Ended March 31,
	2016	2015
Loss before income taxes	$(3,543)	$(5,910)
Income tax expense	$55	$86
Effective tax rate	(1.6)%	(1.5)%

A valuation allowance is provided when it is more likely than not that the Company’s deferred tax assets will not be realized. The Company’s practice is to establish a full valuation allowance to offset domestic net deferred tax assets. As of March 31, 2016 and December 31, 2015, a full valuation allowance on domestic deferred tax assets were placed due to the uncertainty of realizing future tax benefits from the Company’s net operating loss carryforwards and other deferred tax assets. The federal and state valuation allowance increased by approximately $2.0 million during the three months ended March 31, 2016.

As of March 31, 2016, the Company has U.S. federal net operating loss carryforwards of approximately $27.3 million, expiring beginning in 2026. As of March 31, 2016, the Company has U.S. state and local net operating loss carryforwards of approximately $21.7 million, expiring beginning in 2016.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Net Loss per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

Net Loss per Share Attributable to Common Stockholders	Three Months Ended March 31,
	2016	2015
Numerator:
Net loss	$(3,598)	$(5,996)

Denominator:
Weighted-average shares used in computing net loss per share:
Basic	34,583	33,194
Weighted-average effect of potentially dilutive shares:
Stock options	—	—
Restricted stock units	—	—
Diluted	34,583	33,194
Net loss per share:
Basic	$(0.10)	$(0.18)
Diluted	$(0.10)	$(0.18)

The following weighted-average equity shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of March 31,
	2016	2015
Stock options	4,275	3,538
Restricted stock units	912	831
Employee stock purchase plan	13	14
Convertible common stock warrants	—	19

12.	Segments and Geographical Information

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

	Three Months Ended March 31,
	2016	2015
Domestic	$34,879	$33,723
Foreign	4,354	6,422
Total revenue	$39,233	$40,145

The Company’s long-lived assets are primarily located in the United States.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our consolidated financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in our audited consolidated financial statements and related notes thereto and the Management’s Discussion and Analysis and Results of Operations for the year ended December 31, 2015 appearing in our Annual Report on Form 10-K filed with the SEC on March 10, 2016.

Forward Looking Information

This Quarterly Report on Form 10-Q including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The statements that are not purely historical fact are forward-looking statements and are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this section and those discussed in the section titled “Risk Factors” included under Part II, Item 1A of this Quarterly Report on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this report. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Unless expressly indicated or the context requires otherwise, the terms “YuMe,” “Company,” “Registrant,” “we,” “us” and “our” in this document refer to YuMe, Inc., and, where appropriate, its wholly-owned subsidiaries.

Overview

YuMe is a leading independent provider of multi-screen video advertising technology, connecting brand advertisers, digital media property owners and consumers of video content across a growing range of Internet-connected devices. YuMe offers advertising customers end-to-end marketing solutions by combining data-driven technologies with deep insight into audience behavior. In 2015 we introduced our DSP platform, called YuMe for Advertisers, to find relevant audiences and deliver targeted advertising and our SSP platform, called YFP 5.0, which helps aggregate audiences, define audience characteristics and offer monetization opportunities for digital media property owners. Because we provide solutions for both buyers and sellers of digital video advertising, we operate an “end-to-end” or “full-stack” programmatic platform.

Our digital video advertising solutions are purpose-built for brand advertisers, advertising agencies and digital media property owners. Through a sophisticated platform of proprietary embedded software, data science, machine-learning algorithms and programmatic tools, we deliver TV-scale video advertising campaigns to relevant, brand-receptive digital audiences. We aggregate these audiences across a wide range of Internet-connected devices, which include personal computers, smartphones, tablets, set-top boxes, game consoles and Internet-connected TVs, by providing global digital media property owners with proprietary software that monetizes their professionally produced content and applications with our advertising campaigns. Our industry leadership is reflected in our wide audience reach, large customer base and scale in data derived from our large embedded software base.

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

We generate revenue by delivering digital video ads on Internet-connected devices. Our ads run when users choose to view video content on their devices. Advertising campaigns occur when customers submit orders to us and we fulfill those orders by delivering their digital video ads to audiences available through digital media properties, a process that we refer to as an advertising campaign. Advertising customers typically pay us on a CPM basis, of which we generally pay digital media property owners a negotiated percentage. Our customers primarily consist of large global brands and their advertising agencies. In the three months ended March 31, 2016, we had 488 customers, including 66 of the top 100 U.S. advertisers as ranked by Advertising Age magazine in 2014 (“the AdAge 100”), such as American Express, AT&T, GlaxoSmithKline, Home Depot and McDonald's.

Critical Accounting Policies and Estimates

We prepared our condensed consolidated financial statements in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with revenue recognition, internal-use software development costs, income taxes and stock-based compensation have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

For further information on all of our critical accounting policies and estimates, refer to our 2015 Annual Report on Form 10-K, which was filed with the SEC on March 10, 2016.

Goodwill

As of March 31, 2016 goodwill recorded on our condensed consolidated balance sheet totaled $3.9 million. YuMe, Inc. is a single reporting unit for the purposes of reviewing impairment and recoverability of goodwill.

In accordance with FASB ASC 350, “Intangibles - Goodwill and Other,” we perform a goodwill impairment analysis at least annually (in the last quarter of each fiscal year), unless indicators of impairment exist in interim periods. However, because of the decline in the market price of our common stock (as quoted on the New York Stock Exchange) during the third quarter 2015, we performed a qualitative assessment as of September 30, 2015 to determine if it was more likely than not that the fair value of the YuMe, Inc. reporting unit exceeded its carrying value. In making this assessment, we evaluated overall business and macroeconomic conditions since the date of our last quantitative assessment, which was as of December 31, 2014.

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

We will perform the next annual goodwill impairment analysis again as of December 31, 2016. Examples of such events or circumstances that could change include (i) an adverse change in macroeconomic conditions; (ii) negative changes in the advertising technology market; (iii) increased cost factors that have a negative effect on our earnings and cash flows; (iv) negative or overall declining financial performance compared with our actual and projected results of relevant prior periods; (v) other events such as changes in our management, our key personnel, our strategy, or our customers; and (vi) a sustained decrease in our share price (considered in both absolute terms and relative to peers). Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

Recent Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. Accordingly, we may adopt the standard in either its first quarter of 2018 or 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We have not yet selected a transition method and we are currently evaluating the impact of adopting the new revenue standard on our consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement — Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This standard eliminates the concept of extraordinary items from GAAP but retains the presentation and disclosure guidance for items that are unusual in nature or occur infrequently and expands the guidance to include items that are both unusual in nature and infrequently occurring. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. A reporting entity may apply this standard prospectively. A reporting entity may also apply this standard retrospectively to all periods presented in the financial statements. We adopted this standard prospectively as of January 1, 2016 and the impact to our consolidated financial statements was not material.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments--Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the standard clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. We are currently evaluating the impact of adopting this standard.

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842). This standard requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018. The guidance is required to be applied by the modified retrospective transition approach. Early adoption is permitted. We are currently evaluating the impact of adopting this standard.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). This ASU was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. This standard covers accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows and will be effective as of January 1, 2017. We are currently evaluating the impact of adopting this standard.

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of revenue (certain items may not foot due to rounding). The period-to-period comparison of financial results is not necessarily indicative of future results. These tables include all adjustments, consisting only of normal recurring adjustments that we consider necessary for the fair statement of our consolidated financial position and operating results for the quarters presented. Seasonality has caused, and is likely to continue to cause, fluctuations in our quarterly results.

	Three Months Ended March 31,
	2016		2015
Condensed Consolidated Statements of Operations Data:	(dollars in thousands)
Revenue	$39,233	100.0%	$40,145	100.0%
Cost of revenue	20,481	52.2	21,286	53.0
Gross profit	18,752	47.8	18,859	47.0
Operating expenses
Sales and marketing	13,775	35.1	15,721	39.2
Research and development	2,665	6.8	2,530	6.3
General and administrative	5,861	14.9	6,130	15.3
Total operating expenses	22,301	56.8	24,381	60.7
Loss from operations	(3,549)	(9.0)	(5,522)	(13.8)
Loss before income taxes	(3,543)	(9.0)	(5,910)	(14.7)
Net loss	$(3,598)	(9.2)%	$(5,996)	(14.9)%

Revenue

We derive revenue principally from advertising solutions priced on a CPM basis, and measured by the number of advertising impressions delivered on digital media properties. A substantial majority of our customer contracts take the form of ad insertion orders placed by advertising agencies on behalf of their brand advertiser clients, which are typically one to three months in duration. Occasionally, we enter into longer term contracts with customers.

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

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Revenue	$39,233	$40,145	$(912)	(2.3)%

For the three months ended March 31, 2016, revenue decreased $0.9 million, or 2.3%, compared to the three months ended March 31, 2015. The decrease in revenue was primarily driven by a $2.1 million decrease in international revenue partially offset by a $1.2 million increase in domestic revenue. The average revenue per advertising customer for the three months ended March 31, 2016 was $79,000, a decrease of 9.6%, compared to $87,000 for the three months ended March 31, 2015. The decrease in average revenue per advertising customer was primarily the result of the increase in the number of new advertising customers, which tend to start out deploying smaller digital video advertising budgets through our solutions. We had 488 advertising customers in the three months ended March 31, 2016, an increase of 7.3%, compared to 455 in the three months ended March 31, 2015. Our top 20 advertising customers for the three months ended March 31, 2016 accounted for $19.5 million, or 49.7%, of our revenue, compared to $19.0 million, or 47.3%, of our revenue for the three months ended March 31, 2015.

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

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Cost of revenue	$20,481	$21,286	$(805)	(3.8)%
Percentage of revenue	52.2%	53.0%
Gross profit	$18,752	$18,859	$(107)	(0.6)%
Percentage of revenue	47.8%	47.0%

For the three months ended March 31, 2016, cost of revenue decreased $0.8 million, or 3.8%, compared to the three months ended March 31, 2015. The decrease was primarily attributable to a $1.0 million decrease in other costs of revenues, including labor costs, partially offset by an increase of $0.2 million in traffic acquisition costs, third party service and ad delivery costs, which was primarily a result of higher traffic acquisition costs. For the three months ended March 31, 2016, cost of revenue, as a percentage of revenue, decreased 0.8% to 52.2% from 53.0% for the three months ended March 31, 2015.

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

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Sales and marketing	$13,775	$15,721	$(1,946)	(12.4)%
Percentage of revenue	35.1%	39.2%

For the three months ended March 31, 2016, sales and marketing expenses decreased $1.9 million, or 12.4%, compared to the three months ended March 31, 2015. The decrease was primarily attributable to a decrease of $2.1 million in employee compensation, benefits and other employee-related expenses, including stock-based compensation, primarily as a result of a decrease in the number of employees within our sales and marketing organization. Additionally, other sales and marketing expenses including advertising, promotions, tradeshows, sponsorships and consulting services, increased $0.2 million primarily as a result of an increase in discretionary advertising spending. For the three months ended March 31, 2016, sales and marketing expenses, as a percentage of revenue, decreased by 4.1% to 35.1% from 39.2% for the three months ended March 31, 2015, primarily as a result of the decrease in the number of sales and marketing employees.

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

As of March 31, 2016 and 2015, we had 156 and 126 research and development employees, respectively. As of March 31, 2016, 124 research and development employees were located in our Chennai and Pune, India offices. We expect our research and development expenses to increase as we continue to invest in the research and development of our products, and to increase as a percentage of revenue in the short term. We believe that our eleven-year operating history and our ability to attract and retain the large pool of engineering talent available in India will help us expand our engineering resources and capabilities cost-effectively.

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Research and development	$2,665	$2,530	$135	5.3%
Percentage of revenue	6.8%	6.3%

For the three months ended March 31, 2016, research and development expenses increased $0.1 million, or 5.3%, compared to the three months ended March 31, 2015. The increase was attributable to an increase of $0.1 million in employee compensation, benefits and other employee-related expenses, including stock-based compensation, as a result of an increase in the number of employees within our research and development organization, primarily in India. For the three months ended March 31, 2016, research and development expenses, as a percentage of revenue, increased by 0.5% to 6.8% from 6.3% for the three months ended March 31, 2015, primarily as a result of the increase in research and development employee compensation, benefits and other employee-related expenses, including stock-based compensation.

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

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
General and administrative	$5,861	$6,130	$(269)	(4.4)%
Percentage of revenue	14.9%	15.3%

For the three months ended March 31, 2016, general and administrative expenses decreased $0.3 million, or 4.4%, compared to the three months ended March 31, 2015. The decrease was primarily attributable to a $0.1 million decrease in employee compensation, benefits and other employee-related expenses. Additionally, bad debt expense decreased $0.2 million. For the three months ended March 31, 2016, general and administrative expenses, as a percentage of revenue, decreased by 0.4% to 14.9% from 15.3% for the three months ended March 31, 2015, primarily as a result of the decrease in employee compensation, benefits and other employee-related expenses and bad debt.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest income earned on our cash equivalents and marketable securities, interest expense on our capital lease obligations, accretion and amortization on marketable securities, gains and losses on our derivative instruments and foreign exchange gains and losses.

	Three Months Ended March 31,
	2016	2015	Change $
	(in thousands)
Interest income	$183	$135	$48
Interest expense	(3)	(2)	(1)
Accretion and amortization on marketable securities	(102)	(92)	(10)
Transaction loss on foreign exchange	(219)	(429)	210
Gain on derivative instruments	146	—	146
Other non-operating income, net	1	—	1
Interest and other expense, net	$6	$(388)	$394

For the three months ended March 31, 2016, interest and other income (expense), net was $6,000 compared to $(0.4) million for the three months ended March 31, 2015. The change was primarily due to a decrease of $0.2 million in foreign transaction exchange losses as a result of fluctuations in the U.S. dollar against the British pound sterling and euro. In addition, we realized a $0.1 million gain on our derivative instruments in the three months ended March 31, 2016 and an increase of $48,000 in interest income. Our investments in derivative instruments are intended to mitigate a portion of our foreign transaction exchange gains and losses reported as income or expense on our statements of operations.

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

	Three Months Ended March 31,
	2016	2015	Change $
	(in thousands)
Income tax expense	$55	$86	$(31)

For both the three months ended March 31, 2016 and 2015, income tax expense was primarily related to state taxes and taxes due in foreign jurisdictions.

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

	Three Months Ended March 31,
	2016	2015
Net loss	$(3,598)	$(5,996)
Adjustments:
Interest expense	3	2
Income tax expense	55	86
Depreciation and amortization expense	1,700	1,356
Stock-based compensation expense	2,172	2,094
Proxy contest expenses	157	—
Total Adjustments	4,087	3,538
Adjusted EBITDA	$489	$(2,458)

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

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities. As of March 31, 2016, we had $65.8 million in cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities as of March 31, 2016 are comprised of money market funds, corporate bonds, U.S. government and agency bonds and commercial paper. Cash held internationally as of March 31, 2016 totaled $7.7 million.

In November 2014, the Company entered into a Loan and Security Agreement with SVB to borrow up to a maximum of $25.0 million collateralized by the Company’s cash deposits, accounts receivable and equipment, as well as certain other assets. The Loan and Security Agreement requires the Company to comply with certain financial and reporting covenants, including maintaining an adjusted quick ratio of 1.6 to 1.0. Annual fees under the agreement total one quarter of 1.0% of the average unused balance of the credit line per annum. As of March 31, 2016 and December 31, 2015 the Company had no borrowings outstanding under this credit line and was in compliance with all financial and reporting covenants.

On February 18, 2016, we announced a $10 million share repurchase program. The repurchase program has no set expiration date, but, subject to market conditions and other factors, is intended to be completed over the next twelve months. Purchases under this repurchase program are made in the open market and are intended to comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The cost of the repurchased shares is funded from available working capital. Such repurchased shares are held in treasury and are presented using the cost method. As of March 31, 2016, we had purchased 153,983 shares of our common stock for $0.6 million at an average price of $3.67 per share.

Our future capital requirements will depend on many factors, including our rate of revenue growth, the cost of maintaining and improving our technologies, our operating expenses related to the development and marketing of our solutions, and the cost of repurchasing our common stock. We believe that our existing cash, cash equivalents, and marketable securities balance will be sufficient to meet our anticipated cash requirements through at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under Part II, Item 1A: “Risk Factors” in this Quarterly Report on Form 10-Q. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain needed additional funds, we will have to reduce our operating expenses, which would impair our growth prospects and could otherwise negatively impact our business.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2016	2015
Condensed Consolidated Statements of Cash Flows Data:	(in thousands)
Net cash provided by (used in) operating activities	$7,039	$(3,246)
Net cash provided by (used in) investing activities	$8,616	$(14,817)
Net cash provided by (used in) financing activities	$(232)	$1,048

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

We generated $7.0 million of cash for operating activities during the three months ended March 31, 2016, primarily resulting from our net loss of $3.6 million, adjusted for non-cash charges related to:

•	Depreciation and amortization of $1.7 million;
•	Stock-based compensation of $2.2 million;
•	Allowance for doubtful accounts receivable of $33,000;
•	Amortization of premiums on marketable securities, net of $0.1 million; and
•	Deferred income taxes of $(0.1) million.

In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows:

•	$12.9 million from a decrease in accounts receivable due to the timing of receipts from advertising customers; and
•	$(6.2) million from a decrease in accounts payable, accrued digital media property owner costs and other accrued liabilities as a result the timing of payments to our vendors.

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

Investing Activities

Our primary investing activities consist of (i) purchases of property and equipment to support the build out of our data centers and software to support website development and operations, and our corporate infrastructure, and (ii) purchases of marketable securities, net of sales and maturities. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and website and internal-use software and development.

We generated $8.6 million of cash for investing activities during the three months ended March 31, 2016. Significant cash increases (decreases) are as follows:

•	$(1.1) million to develop software for internal use;
•	$(1.3) million to purchase marketable securities; and
•	$11.1 million of proceeds from the maturities of marketable securities.

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

Financing Activities

Our financing activities consist primarily of the issuance of common stock upon the exercise of stock options and pursuant to our employee stock purchase plan, and, beginning in the three months ended March 31, 2016, repurchases of our common stock.

We used $0.2 million of cash in financing activities during the three months ended March 31, 2016. We received $0.6 million of proceeds for the issuance of common stock in association with our employee stock purchase plan and from the exercise of common stock options, offset by $0.6 million used for repurchases of common stock and $0.2 million used to net-share settle equity awards.

We generated $1.0 million of cash from financing activities during the three months ended March 31, 2015. We received $1.1 million of proceeds for the issuance of common stock in association with our employee stock purchase plan and from the exercise of common stock options, partially offset by $33,000 of repayments of borrowings under notes payable and capital leases.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of March 31, 2016 and December 31, 2015.

Contractual Obligations

We lease various office facilities, including our corporate headquarters in Redwood City, California, under non-cancellable operating lease agreements that expire through September 2027. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. Rent expense under operating leases totaled $0.9 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively.

We also enter into agreements with digital media property owners that require the purchase of a minimum number of impressions on a monthly or quarterly basis. Our purchase commitments expire on various dates through December 2016.

Our future minimum payments under these arrangements as of March 31, 2016 were as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating lease obligations	$16,121	$2,248	$4,871	$3,869	$5,133
Traffic acquisition costs and other purchase commitments	649	649	—	—	—
Total minimum payments	$16,770	$2,897	$4,871	$3,869	$5,133

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. We have determined our uncertain tax positions as of March 31, 2016 will not result in any additional taxes payable by us. As a result, no amounts are shown in the table above relating to uncertain tax positions.

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

To provide a meaningful assessment of the interest rate risk within our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our portfolio. Based on investment positions as of March 31, 2016 a hypothetical 100 basis point increase in interest rates across all maturities in our portfolio would result in an immaterial incremental decline in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity. As such, we do not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. We do not enter into investments for trading or speculative purposes.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the British pound sterling and Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and we expect we will continue to experience fluctuations in our net income (loss) as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and intercompany balances that are denominated in currencies other than the U.S. dollar. In the three months ended March 31, 2016 and 2015, foreign exchange transaction losses recorded to our condensed consolidated statements of operations totaled $0.2 million and $0.4 million, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter ended March 31, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred net losses of $16.7 million and $8.7 million for 2015 and 2014, respectively. We had net income of $0.3 million and $6.3 million for 2013 and 2012, respectively. We had an accumulated deficit of $50.8 million as of March 31, 2016. In 2015 and 2014, we did not generate sufficient revenue to offset operating expenses, which may occur in future periods as well. Our revenue has declined in recent periods as a result of a variety of factors, including increased competition and the maturation of our business, and we cannot assure you that our revenue will not decline further. We expect to invest heavily in our operations to support anticipated future growth; as a result, our operating expenses will increase substantially and to be profitable we will need to increase our revenue sufficiently to offset these higher expenses. You should not consider our historical revenue growth or operating expenses prior to recent periods as indicative of our future performance. If our revenue growth rate continues to decline or our operating expenses exceed expectations, our financial performance will be adversely affected. Further, if our future growth and operating performance fail to meet investor or analyst expectations, it could have a materially negative effect on our stock price.

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

Our dynamic international operations subjects us to new challenges and risks.

We have expanded our international operations by opening offices in Europe, Latin America, and China over the past five years. However, we have a limited sales operations history as a company outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the challenges of multiple cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Expanding internationally subjects us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:

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

Further expansion or contraction of our international operations may require significant management attention and financial resources and may place burdens on our management, administrative, operational and financial infrastructure. Additionally, in most instances digital media properties can change the terms and supply of ad inventory they make available to us at any time and if digital media properties increase the cost and/or reduce the supply of inventory available to us in international markets, our growth forecasts in these markets may suffer. Further, if our revenue from our international operations, and particularly from our operations in the countries and regions on which we have focused our spending, do not exceed the expense of establishing and maintaining these operations, our business and operating results will suffer.

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

Our business depends on our ability to collect and use data to deliver ads, and to disclose data relating to the performance of our ads;, any limitation on these practices could significantly diminish the value of our solutions and cause us to lose customers and revenue.

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

We depend on digital media properties for advertising inventory for our advertising customers' advertising campaigns, and any decline in the supply of advertising inventory from these digital media properties could hurt our business.

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

We have experienced, and in the future we may continue to experience, significant growth in our business. If we do not effectively manage our growth, the quality of our solutions may suffer, which could negatively affect our reputation and demand for our solutions. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational and financial resources and our infrastructure. Our future success will depend, in part, upon the ability of our senior management to manage growth effectively. Among other things, this will require us to:

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

In the United States, we have 11 patents issued, 20 non-provisional patent applications pending and one provisional patent application pending. We also have 41 foreign and six international patent applications pending. There can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, or that these patents will not be challenged by third parties or found to be invalid or unenforceable. We have eight registered trademarks in the United States, 32 registered trademarks in foreign jurisdictions and are also pursuing the registration of additional trademarks and service marks in the United States and in locations outside the United States. Effective trade secret, copyright, trademark and patent protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming.

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

Prior to the initial public offering of our common stock on August 7, 2013, our (“IPO”), we were a private company and were not required to test our internal controls on a systematic basis. In addition, we had limited accounting personnel and other resources with which to address our internal controls. As a public company we are required to evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our 2014 Annual Report on Form 10-K filed with the SEC on March 10, 2015, to provide a management report on our internal control over financial reporting. This requires that we incur substantial internal costs to maintain and expand our accounting and finance functions and that we expend significant management efforts.

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

We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal income tax purposes, including any limitations that may be imposed under Section 382 of the Internal Revenue Code as a result of our IPO. At March 31, 2016, we had federal net operating loss carryforwards of $27.3 million, which expire at various dates beginning in 2026. At March 31, 2016 had state and local net operating loss carryforwards of $21.7 million, which expire beginning in 2016. Our gross state net operating loss carryforwards are separate from our federal net operating loss carryforwards and expire over various periods beginning in 2016, based on individual state tax law.

We periodically assess the likelihood that we will be able to recover our net deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, we concluded that a full valuation allowance against our net U.S. deferred tax assets should be applied as of March 31, 2016. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period this determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current tax provision. These events could have a material impact on our reported results of operations.

If the market price of our common stock sustains additional declines, our investments in recorded goodwill could be impaired.

As of March 31, 2016 goodwill recorded on our consolidated balance sheet totaled $3.9 million. In light of the decline in the market price of our common stock during the third quarter of 2015, we performed an interim goodwill impairment test as of September 30, 2015. Based on the results of that test, we determined that the goodwill recorded on its consolidated balance sheet was not impaired. However, if the market price of our common stock experiences further and sustained declines from current levels, or if other events or circumstances change that would more likely than not reduce the fair value of YuMe below its respective carrying value, all or a portion of the $3.9 million of goodwill may be impaired in future periods. Other events or circumstances that could reduce the fair value of YuMe include (i) an adverse change in macroeconomic conditions; (ii) negative changes in the advertising technology market; (iii) increased cost factors that have a negative effect on our earnings and cash flows; (iv) negative or overall declining financial performance compared with our actual or projected results of relevant prior periods; and (v) other events such as changes in our management, or other key personnel, our strategy, or our customers. Any impairment charges that we may incur in the future could be material to our results of operations and financial condition.

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

Our stock price has been and is likely to remain volatile. Since shares of our common stock were sold in our IPO at a price of $9.00 per share, our stock price has ranged from $2.35 to $12.08 through April 29, 2016. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

We had approximately 34.8 million shares of common stock outstanding as of March 31, 2016. Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

As of March 31, 2016, approximately 11.7 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans have been registered under registration statements on Form S-8 and, subject to grants, vesting arrangements and exercise of options and the restrictions of Rule 144 in the case of our affiliates, may become available for sale in the public market.

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

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in aggregate, beneficially own approximately 39% of our outstanding common stock. These persons, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

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

On February 18, 2016, we announced a $10 million share repurchase program. The authorization has no set expiration date, but, subject to market conditions and other factors, is intended to be completed over the twelve months following its announcement. Purchases under this repurchase program are made in the open market and are intended to comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The cost of the repurchased shares is funded from available working capital. Such repurchased shares are held in treasury and are presented using the cost method. As of March 31, 2016, we had purchased 153,983 shares of our common stock for $0.6 million at an average price of $3.67 per share.

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the purchase date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. The table below is a summary of stock repurchases for the three months ended March 31, 2016.

Period	Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publically Announced Program	Approximate Dollar Value of Shares that Remain Eligible for Purchase under the Program (in thousands)
Beginning repurchase authority				$10,000
February 18 – February 29, 2016	111,803	$3.58	111,803	9,600
March 1 – March 31, 2016	42,180	$3.91	42,180	9,435
Total as of March 31, 2016	153,983	$3.67	153,983	$9,435

(1)  Average price paid per share includes commission.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit	Description of Exhibit

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101 INS**	XBRL Instance Document

101 SCH**	XBRL Taxonomy Extension Schema

101 CAL**	XBRL Taxonomy Extension Calculation

101 DEF**	XBRL Taxonomy Extension Definition

101 LAB**	XBRL Taxonomy Extension Labels

101 PRE**	XBRL Taxonomy Extension Presentation

*	Filed herewith.

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

Date: May 6, 2016

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