Form 10-Q
period 2016-06-30
YuMe Inc
filed 2016-08-09
CIK 1415624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 29, 2016, there were 34,257,068 shares of the Registrant’s common stock outstanding.

YuMe, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YuMe, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	As of June 30, 2016	As of December 31, 2015
		(1)
Assets
Current assets:
Cash and cash equivalents	$32,388	$17,859
Marketable securities	29,598	30,600
Restricted cash	—	292
Accounts receivable, net	52,736	67,131
Prepaid expenses and other current assets	4,994	3,978
Total current assets	119,716	119,860
Marketable securities, long-term	1,513	11,724
Property, equipment and software, net	12,425	12,110
Goodwill	3,902	3,902
Intangible assets, net	325	659
Restricted cash, non-current	403	403
Deposits and other assets	564	416
Total assets	$138,848	$149,074

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,059	$12,080
Accrued digital media property owner costs	13,616	17,155
Accrued liabilities	13,501	16,767
Deferred revenue	214	214
Total current liabilities	39,390	46,216
Other long-term liabilities	523	77
Deferred tax liability	64	178
Total liabilities	39,977	46,471

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock: $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized as of June 30, 2016 and December 31, 2015; 34,440,240 and 34,455,220 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	35	34
Treasury stock: 795,204 and 66,666 shares as of June 30, 2016 and December 31, 2015, respectively	(2,716)	—
Additional paid-in-capital	155,026	150,001
Accumulated deficit	(53,251)	(47,167)
Accumulated other comprehensive loss	(223)	(265)
Total stockholders’ equity	98,871	102,603
Total liabilities and stockholders’ equity	$138,848	$149,074

(1)

The condensed consolidated balance sheet data as of December 31, 2015 was derived from audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$40,675	$40,403	$79,908	$80,548
Cost of revenue	20,111	23,416	40,592	44,702
Gross profit	20,564	16,987	39,316	35,846
Operating expenses:
Sales and marketing	13,639	14,814	27,414	30,535
Research and development	2,947	2,613	5,612	5,143
General and administrative	6,216	5,741	12,077	11,871
Total operating expenses	22,802	23,168	45,103	47,549
Loss from operations	(2,238)	(6,181)	(5,787)	(11,703)
Interest and other income (expense), net
Interest expense	(2)	(1)	(5)	(3)
Other income (expense), net	(181)	387	(172)	1
Total interest and other income (expense), net	(183)	386	(177)	(2)
Loss before income taxes	(2,421)	(5,795)	(5,964)	(11,705)
Income tax expense	65	40	120	126
Net loss	$(2,486)	$(5,835)	$(6,084)	$(11,831)

Net loss per share:
Basic	$(0.07)	$(0.17)	$(0.18)	$(0.35)
Diluted	$(0.07)	$(0.17)	$(0.18)	$(0.35)
Weighted-average shares used to compute net loss per share:
Basic	34,648	33,602	34,585	33,399
Diluted	34,648	33,602	34,585	33,399

See accompanying notes to condensed consolidated financial statements.

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(2,486)	$(5,835)	$(6,084)	$(11,831)
Other comprehensive income (loss):
Foreign currency translation adjustments	(45)	21	(57)	(24)
Change in fair value of marketable securities	6	(10)	99	6
Other comprehensive income (loss)	(39)	11	42	(18)
Comprehensive loss	$(2,525)	$(5,824)	$(6,042)	$(11,849)

See accompanying notes to condensed consolidated financial statements.

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net loss	$(6,084)	$(11,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,408	2,727
Stock-based compensation	4,501	4,610
Allowance for doubtful accounts receivable	187	223
Deferred income taxes	(114)	(117)
Amortization of premiums on marketable securities, net	179	196
Changes in operating assets and liabilities:
Accounts receivable	14,208	15,109
Prepaid expenses and other current assets	(1,016)	671
Deposits and other assets	(148)	(56)
Accounts payable	(194)	(4,188)
Accrued digital media property owner costs	(3,539)	(1,858)
Accrued liabilities	(3,273)	(3,488)
Deferred revenue	—	5
Other liabilities	446	(2)
Net cash provided by operating activities	8,561	2,001
Investing activities:
Purchases of property and equipment	(782)	(1,010)
Capitalized software development costs	(2,160)	(1,796)
Change in restricted cash	292	—
Purchases of marketable securities	(4,876)	(28,396)
Maturities of marketable securities	16,010	15,203
Net cash provided by (used in) investing activities	8,484	(15,999)
Financing activities:
Repayments of borrowings under capital leases	—	(40)
Proceeds from exercise of common stock options and employee stock purchase plan	556	1,209
Repurchases of common stock	(2,716)	—
Cash used to net-share settle equity awards	(299)	—
Net cash provided by (used in) financing activities	(2,459)	1,169
Effect of exchange rate changes on cash and cash equivalents	(57)	(24)
Change in cash and cash equivalents	14,529	(12,853)
Cash and cash equivalents—Beginning of period	17,859	38,059
Cash and cash equivalents—End of period	$32,388	$25,206
Supplemental disclosures of cash flow information
Cash paid for income taxes	$346	$244
Stock-based compensation capitalized for internal-use software	$275	$258
Non-cash investing and financing activities
Purchases of property and equipment recorded in accounts payable	$217	$138

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2016. The condensed consolidated balance sheet as of December 31, 2015, included herein was derived from the Company’s audited consolidated financial statements as of that date but does not include all disclosures required by GAAP, including notes to the financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). This ASU was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. This standard covers accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows and will be effective as of January 1, 2017, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. This guidance will be effective in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Company is currently evaluating the impact of adopting this standard.

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

No customers accounted for 10% or more of the Company’s accounts receivable as of June 30, 2016 or December 31, 2015.

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Allowance for doubtful accounts receivable:
Balance – beginning of period	$1,860	$1,665	$1,961	$1,471
Allowance for doubtful accounts receivable	154	(17)	187	223
Doubtful accounts receivable write-offs	(124)	(42)	(258)	(88)
Balance – end of period	$1,890	$1,606	$1,890	$1,606

3.	Cash, Cash Equivalents, Marketable Securities and Derivative Instruments

The Company’s cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase. Short- and long-term marketable securities are comprised of highly liquid available-for-sale financial instruments (primarily corporate bonds, commercial paper and certificates of deposit) with final maturities of at least three months but no more than 24 months from the date of purchase. None of the Company’s marketable securities were in a continuous loss position for over twelve months as of June 30, 2016.

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

The cost, gross unrealized gains and losses and fair value of the Company’s cash and cash equivalents, marketable securities and foreign currency forward contracts consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016:
Cash	$20,680	$—	$—	$20,680
Cash equivalents:
Money market funds	11,708	—	—	11,708
Total cash and cash equivalents	32,388	—	—	32,388
Marketable securities:
Corporate bonds	20,721	13	(2)	20,732
Government agency bonds	6,794	3	—	6,797
Commercial paper	3,582	—	—	3,582
Total marketable securities	31,097	16	(2)	31,111
Total cash, cash equivalents and marketable securities	$63,485	$16	$(2)	$63,499

Forward currency forward contracts	$—	$376	$—	$376

YuMe, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015:
Cash	$7,638	$—	$—	$7,638
Cash equivalents:
Money market funds	10,221	—	—	10,221
Total cash and cash equivalents	17,859	—	—	17,859
Marketable securities:
Corporate bonds	31,372	—	(78)	31,294
Government agency bonds	6,544	—	(8)	6,536
Commercial paper	4,494	—	—	4,494
Total marketable securities	42,410	—	(86)	42,324
Total cash, cash equivalents and marketable securities	$60,269	$—	$(86)	$60,183

Forward currency forward contracts	$—	$(10)	$—	$(10)

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

The lease agreement for the Company's previous New York office required a security deposit in the amount of $0.3 million to be maintained in the form of an unconditional, irrevocable letter of credit issued to the benefit of the landlord. The letter of credit expired in the second quarter of 2016.

As of June 30, 2016 and December 31, 2015, the Company had letters of credit totaling $0.4 million and $0.3 million, respectively, included in restricted cash (current and non-current) in the condensed consolidated balance sheets.

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

YuMe, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present information about the Company’s money market funds, marketable securities and foreign currency forward contracts, measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Fair Value Measurements at June 30, 2016
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$11,708	$—	$—	$11,708

Marketable securities:
Corporate bonds	$—	$20,732	$—	$20,732
Government and agency bonds		6,797		6,797
Commercial paper	—	3,582	—	3,582
Total marketable securities	$—	$31,111	$—	$31,111

Foreign currency forward contracts (2)	$—	$376	$—	$376

(1)	Included in “Cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of June 30, 2016.
(2)	Included in “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheet as of June 30, 2016.

	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$10,221	$—	$—	$10,221

Marketable securities:
Corporate bonds	$—	$31,294	$—	$31,294
Government and agency bonds	—	6,536	—	6,536
Commercial paper	—	4,494	—	4,494
Total marketable securities	$—	$42,324	$—	$42,324

Foreign currency forward contracts (2)	$—	$(10)	$—	$(10)

(1)	Included in “Cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of December 31, 2015.
(2)	Included in “Accrued liabilities” in the accompanying condensed consolidated balance sheet as of December 31, 2015.

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

The Company expects to continue to realize gains or losses with respect to its foreign currency exposures, net of gains or losses from its foreign currency forward contracts. The Company’s ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that it enters into, the currency exchange rates associated with these exposures and changes in those rates, the net realized gain or loss on its foreign currency forward contracts and other factors. As of June 30, 2016, the notional amount and the aggregate fair value of the forward contracts the Company held to purchase U.S. dollars in exchange for British pounds and euros was $5.5 million. Net foreign exchange transaction gains/(losses) relating to the Company’s British pound sterling and euro forward contracts are included in other income (expense), net in the Company’s condensed consolidated statements of operations.

Net foreign exchange transaction losses were $0.5 million and $0.7 million for the three and six months ended June 30, 2016, respectively. Partially offsetting these losses in the three and six months ended June 30, 2016, was $0.2 million and $0.3 million of realized gains on forward contracts, respectively.

Net foreign exchange transaction gains were $0.4 million for the three months ended June 30, 2015. Partially offsetting this gain was $0.1 million of realized losses relating to the Company’s British pound sterling and euro forward contracts. For the six months ended June 30, 2015, net foreign transaction exchange gains and losses in the Company’s condensed consolidated statements of operations were not material.

6.	Goodwill and Intangible Assets

Goodwill remained unchanged at $3.9 million as of June 30, 2016 and December 31, 2015.

The intangible assets detail for the periods presented (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (years)
June, 2016:
Developed technology	$2,950	$(2,625)	$325	0.5
Customer relationships	104	(104)	—	—
Non-compete agreement	53	(53)	—	—
	$3,107	$(2,782)	$325

December 31, 2015:
Developed technology	$2,950	$(2,300)	$650	1.0
Customer relationships	104	(95)	9	0.4
Non-compete agreement	53	(53)	—	—
	$3,107	$(2,448)	$659

Amortization expense for both of the three months ended June 30, 2016 and 2015 was $0.2 million. Amortization expense for the six months ended June 30, 2016 and 2015 was $0.3 million and $0.4 million, respectively. Amortization expense related to developed technology is included as a component of “Cost of revenue” in the condensed consolidated statements of operations.

Estimated future amortization expense of purchased intangible assets at June 30, 2016 was as follows (in thousands):

Amount
Year ending December 31, 2016	$325

7.	Borrowings

In November 2014, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to borrow up to a maximum of $25.0 million collateralized by the Company’s cash deposits, accounts receivable and equipment, as well as certain other assets. The Loan and Security Agreement requires the Company to comply with certain financial and reporting covenants, including maintaining an adjusted quick ratio of 1.6 to 1.0. Annual fees under the agreement total one quarter of 1.0% of the average unused balance of the credit line per annum. As of June 30, 2016 and December 31, 2015, the Company had no borrowings outstanding under this credit line and was in compliance with all financial and reporting covenants.

8.	Commitments and Contingencies

Leases

The Company leases office facilities under various non-cancellable operating leases that expire through September 2027. Rent expense under operating leases totaled $0.8 million and $1.8 million for the three and six months ended June 30, 2016, respectively, and totaled $0.7 million and $1.5 million in the three and six months ended June 30, 2015, respectively.

YuMe, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Purchase Commitments

During the normal course of business, to secure adequate ad inventory and impressions for its sales arrangements, the Company periodically enters into agreements with digital media property owners that require purchase of a minimum number of impressions on a monthly or quarterly basis. Purchase commitments as of June 30, 2016 expire on various dates through December 2016.

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

Preferred Stock

In association with the Company’s initial public offering in 2013 (“IPO”), the board of directors authorized the Company to issue up to 20,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2016 and December 31, 2015 no shares of preferred stock were outstanding.

Common Stock

At June 30, 2016 and December 31, 2015 there were 34,470,640 and 34,455,220 shares of common stock issued and outstanding, respectively. The following table summarizes common stock activity during the six months ended June 30, 2016:

Number of Shares
Outstanding at December 31, 2015	34,455,220
Option exercises	7,518
RSUs released, net of shares withheld for taxes	448,096
Common stock issued in connection with employee stock purchase plan	257,944
Repurchases of common stock	(728,538)
Outstanding at June 30, 2016	34,440,240

Treasury Stock

In addition to the 728,538 shares repurchased in the six months ended June 30, 2016, the Company has 66,666 shares of treasury stock related to the acquisition of Crowd Science, for a total of 795,204 shares of treasury stock. Treasury stock is carried at cost and could be re-issued if the Company determined to do so.

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

The following table summarizes option activity:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1) (in thousands)
Balance at December 31, 2015	4,360	$5.04	6.30	$1,480
Granted	306	$3.61
Exercised	(8)	$1.21
Canceled and forfeited	(420)	$4.78
Balance at June 30, 2016	4,238	$4.97	6.02	$1,560
Vested as of June 30, 2016 and expected to vest thereafter (2)	4,097	$4.97	5.93	$1,554
Vested and exercisable as of June 30, 2016	3,123	$4.69	5.26	$1,527

(1)	The aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding in-the-money options as of those dates.
(2)	Options expected to vest reflect an estimated forfeiture rate.

The weighted average grant date fair value of options granted was $1.93 for both the three and six months ended June 30, 2016, and was $2.70 and $2.91 in the three and six months ended June 30, 2015, respectively. The aggregate intrinsic value represents the difference between the market value of the Company’s common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was not material for the three and six months ended June 30, 2016, respectively, and was $0.2 million and $0.5 million for the three and six months ended June 30, 2015, respectively.

YuMe, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes restricted stock unit activity:

	Number of Shares (in thousands)	Weighted Average Fair Value at Grant	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1) (in thousands)
Balance at December 31, 2015	1,619	$5.39	0.99	$5,681
Granted	1,901	$3.84
Released	(529)	$5.77
Canceled and forfeited	(281)	$4.19
Balance at June 30, 2016	2,710	$4.35	1.25	$9,973

(1)	The intrinsic value of RSUs is based on the Company’s closing stock price as reported by the New York Stock Exchange on June 30, 2016 and December 31, 2015.

The total grant date fair value of RSUs vested during the three- and six-month periods ended June 30, 2016 was $1.5 million and $3.1 million, respectively. The total grant date fair value of RSUs vested during the three- and six-month periods ended June 30, 2015 was $2.0 million and $2.1 million, respectively. All of the Company’s RSUs that were released during the three and six months ended June 30, 2016 and 2015 were net share settled. As such, upon each release date, RSUs were withheld to cover the required withholding tax, which is based on the value of the RSU on the release date as determined by the closing price of the Company’s common stock on the trading day of the settlement date. The remaining amounts are delivered to the recipient as shares of Company common stock.

Modification of Employee Stock Options

On January 2, 2015, the Company modified options to purchase 0.7 million shares of common stock previously granted to non-executive employees with exercise prices over $7.00 per share. The exercise price of the modified options was reduced to $5.14 per share, the closing price of the Company’s common stock on the New York Stock Exchange on January 2, 2015. No other terms of these options were modified. The Company expects to recognize an additional $0.4 million of stock-based compensation expense over the remaining vesting terms of the options as a result of the modification. As of June 30, 2016, $0.1 million of the additional stock-based compensation expense remains to be expensed.

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

The expected term of ESPP shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016			2015
Expected term (years)	0.50	0.50		0.50			0.50
Volatility	56%	56%		56%		56%	-	80%
Risk-free interest rate	0.45%	0.07%	0.21%	-	0.45%	0.05%	-	0.07%
Dividend yield	—	—		—			—

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

Stock repurchase activity under the Company’s stock repurchase program during the six months ended June 30, 2016 is summarized as follows (in thousands, except share and per share amounts):

	Total Number of Shares Repurchased	Average Price Paid per Share (1)	Amount of Repurchase
Cumulative balance at December 31, 2015	—	$—	$—
Repurchases of common stock (2)	728,538	$3.73	2,716
Cumulative balance at June 30, 2016	728,538	$3.73	$2,716
(1)	Average price paid per share includes commission.
(2)	Includes $112,000 of cash used to purchase 30,400 treasury shares in late June 2016 that had not yet settled as of June 30, 2016.

In addition to the 728,538 shares repurchased under the repurchase program, the Company holds 66,666 shares of treasury stock related to the acquisition of Crowd Science, for a total of 795,204 shares of treasury stock. Treasury stock could be re-issued if the Company determined to do so.

Shares Reserved for Future Issuance

At June 30, 2016 and December 31, 2015, the Company has reserved the following shares of common stock for future issuance:

	June 30, 2016	December 31, 2015
Common stock reserved:
Common stock options	4,237,808	4,360,015
Restricted stock units	2,710,031	1,618,543
Shares available for future issuance under the 2013 Plan	3,979,603	3,680,862
Employee stock purchase plan	524,542	437,934
	11,451,984	10,097,354

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

The fair value of options granted to employees is determined using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected term (years)	6.00	6.00	6.00		6.00
Volatility	56%	56%	56%		56%
Risk-free interest rate	1.895%	1.79%	1.895%	1.54%	-	1.79%
Dividend yield	—	—	—		—
Weighted-average fair value	$1.93	$2.70	$1.93		$2.91

YuMe, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the effects of stock-based compensation related to vesting stock-based awards included in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenue (1)	$50	$69	$95	$181
Sales and marketing	728	1,026	1,447	1,926
Research and development (2)	319	316	620	520
General and administrative	1,232	1,105	2,339	1,983
Total employee stock-based compensation	$2,329	$2,516	$4,501	$4,610

(1)	Excludes $6,000 for the six months ended June 30, 2015 that was capitalized as part of internal-use software development costs.
(2)

Excludes $128,000, and $275,000 for the three and six months ended June 30, 2016, respectively, and $126,000 and $252,000 for the three and six months ended June 30, 2015, respectively, that was capitalized as part of internal-use software development costs.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options during the three and six months ended June 30, 2016 and 2015. As of June 30, 2016, there was $11.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards, which will be recognized over a weighted average period of 2.05 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

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

The Company’s provision for income taxes consists of federal and state income taxes in the U.S. and income taxes in certain foreign jurisdictions, deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the realization of net operating loss carryforwards. For the three and six months ended June 30, 2016 and 2015, income tax expense was primarily related to state taxes and taxes due in foreign jurisdictions.

The following table summarizes our income tax expense and our effective tax rates for the three and six months ended June 30, 2016 and 2015 (in thousands, except effective tax rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Loss before income taxes	$(2,421)	$(5,795)	$(5,964)	$(11,705)
Income tax expense	$65	$40	$120	$126
Effective tax rate	(2.7)%	(0.7)%	(2.0)%	(1.1)%

A valuation allowance is provided when it is more likely than not that the Company’s deferred tax assets will not be realized. The Company’s practice is to establish a full valuation allowance to offset domestic net deferred tax assets. As of June 30, 2016 and December 31, 2015, a full valuation allowance on domestic deferred tax assets were placed due to the uncertainty of realizing future tax benefits from the Company’s net operating loss carryforwards and other deferred tax assets. The federal and state valuation allowance increased by approximately $0.8 million and $2.8 million during the three and six months ended June 30, 2016, respectively.

YuMe, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2016, the Company has U.S. federal net operating loss carryforwards of approximately $29.2 million, expiring beginning in 2026. As of June 30, 2016, the Company has U.S. state and local net operating loss carryforwards of approximately $22.4 million, expiring beginning in 2016.

11.	Net Loss per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

Net Loss per Share Attributable to Common Stockholders	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(2,486)	$(5,835)	$(6,084)	$(11,831)

Denominator:
Weighted-average shares used in computing net loss per share:
Basic	34,648	33,602	34,585	33,399
Weighted-average effect of potentially dilutive shares:
Stock options	—	—	—	—
Restricted stock units	—	—	—	—
Diluted	34,648	33,602	34,585	33,399
Net loss per share:
Basic	$(0.07)	$(0.17)	$(0.18)	$(0.35)
Diluted	$(0.07)	$(0.17)	$(0.18)	$(0.35)

The following weighted-average equity shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	4,348	3,462	4,312	3,496
Restricted stock units	295	380	1,118	365
Convertible common stock warrants	—	6	—	3
Employee stock purchase plan	44	12	65	14

12.	Segments and Geographical Information

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Domestic	$38,031	$33,044	$72,910	$66,767
Foreign	2,644	7,359	6,998	13,781
Total revenue	$40,675	$40,403	$79,908	$80,548

The Company’s long-lived assets are primarily located in the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our condensed consolidated financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in our audited consolidated financial statements and related notes thereto and the Management’s Discussion and Analysis and Results of Operations for the year ended December 31, 2015 appearing in our Annual Report on Form 10-K filed with the SEC on March 10, 2016.

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

Overview

YuMe is a leading independent provider of multi-screen video advertising technology, connecting brand advertisers, digital media property owners and consumers of video content across a growing range of internet-connected devices. YuMe offers advertising customers end-to-end marketing solutions by combining data-driven technologies with deep insight into audience behavior. In 2015 we introduced our DSP platform, called YuMe for Advertisers, or YFA, to find relevant audiences and deliver targeted advertising and our SSP platform, called YFP 5.0, which helps aggregate audiences, define audience characteristics and offer monetization opportunities for digital media property owners. Because we provide solutions for both buyers and sellers of digital video advertising, we operate an “end-to-end” or “full-stack” programmatic platform.

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

We generate revenue by delivering digital video ads on internet-connected devices. Our ads run when users choose to view video content on their devices. Advertising campaigns occur when customers submit orders to us and we fulfill those orders by delivering their digital video ads to audiences available through digital media properties, a process that we refer to as an advertising campaign. Advertising customers typically pay us on a CPM basis, of which we generally pay digital media property owners a negotiated percentage. Our customers primarily consist of large global brands and their advertising agencies. In the three months ended June 30, 2016, we had 475 customers, including 62 of the top 100 U.S. advertisers as ranked by Advertising Age magazine in 2015 (“the AdAge 100”), such as American Express, AT&T, GlaxoSmithKline, Home Depot and McDonald's.

In 2015 we launched YFA, our buy-side programmatic buying solution. Programmatic buying is the automated purchase of digital advertising inventory through a combination of machine-based transactions, data and algorithms. Programmatic buying systems are an emerging and growing trend in the buying of digital advertising inventory. Advertisers are recognizing that an increased use of programmatic buying systems may constitute an effective way to achieve their campaign goals and cost savings. Our YFA buy-side programmatic solution is currently integrated with 29 advertising partners. We expect revenue generated through our YFA platform to grow as the number of partners integrated with the platform grows and as these partners increasingly use the platform.

In 2015 we launched YFA, which is our buy-side programmatic buying solution. Programmatic buying is the automated purchase of digital advertising inventory through a combination of machine-based transactions, data and algorithms. Programmatic buying systems are an emerging and growing trend in the buying of digital advertising inventory. Advertisers are recognizing that an increased use of programmatic buying systems may constitute an effective way to achieve their campaign goals and cost savings. Our YFA buy-side programmatic solution is currently integrated with 29 advertising partners. We expect revenue generated through our YFA platform to grow as the number of partners integrated with the platform grows and as these partners increasingly use the platform.

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

Goodwill

As of June 30, 2016 goodwill recorded on our condensed consolidated balance sheet totaled $3.9 million. YuMe, Inc. is a single reporting unit for the purposes of reviewing impairment and recoverability of goodwill.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). This ASU was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. This standard covers accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows and will be effective as of January 1, 2017, with early adoption permitted. We are currently evaluating the impact of adopting this standard.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. This guidance will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. We are currently evaluating the impact of adopting this standard.

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of revenue (certain items may not foot due to rounding). The period-to-period comparison of financial results is not necessarily indicative of future results. These tables include all adjustments, consisting only of normal recurring adjustments that we consider necessary for the fair statement of our condensed consolidated financial position and operating results for the quarters presented. Seasonality has caused, and is likely to continue to cause, fluctuations in our quarterly results.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	(dollars in thousands)
Condensed Consolidated Statements of Operations Data:
Revenue	$40,675	100.0%	$40,403	100.0%	$79,908	100.0%	$80,548	100.0%
Cost of revenue	20,111	49.4	23,416	58.0	40,592	50.8	44,702	55.5
Gross profit	20,564	50.6	16,987	42.0	39,316	49.2	35,846	44.5
Operating expenses
Sales and marketing	13,639	33.5	14,814	36.7	27,414	34.3	30,535	37.9
Research and development	2,947	7.2	2,613	6.5	5,612	7.0	5,143	6.4
General and administrative	6,216	15.3	5,741	14.2	12,077	15.1	11,871	14.7
Total operating expenses	22,802	56.1	23,168	57.3	45,103	56.4	47,549	59.0
Loss from operations	(2,238)	(5.5)	(6,181)	(15.3)	(5,787)	(7.2)	(11,703)	(14.5)
Loss before income taxes	(2,421)	(6.0)	(5,795)	(14.3)	(5,964)	(7.5)	(11,705)	(14.5)
Net loss	$(2,486)	(6.1)%	$(5,835)	(14.4)%	$(6,084)	(7.6)%	$(11,831)	(14.7)%

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)
Revenue	$40,675	$40,403	$272	0.7%	$79,908	$80,548	$(640)	(0.8)%

For the three months ended June 30, 2016, revenue increased $0.3 million, or 0.7%, compared to the three months ended June 30, 2015. The increase in revenue was primarily driven by a $5.0 million increase in domestic revenue partially offset by a $4.7 million decrease in international revenue. The average revenue per advertising customer for the three months ended June 30, 2016 was $84,000, an increase of 18.7%, compared to $71,000 for the three months ended June 30, 2015. The increase in average revenue per advertising customer was primarily the result of an increase in the amount of spend of our top 20 advertising customers. Our top 20 advertising customers for the three months ended June 30, 2016 accounted for $18.6 million, or 45.8%, of our revenue, compared to $15.0 million, or 37.1%, of our revenue for the three months ended June 30, 2015. We had a total of 475 advertising customers in the three months ended June 30, 2016, a decrease of 15.9%, compared to 565 in the three months ended June 30, 2015. The decrease in the total number of advertisers was primarily a result of a decrease in the number of international advertising customers.

For the six months ended June 30, 2016, revenue decreased $0.6 million, or 0.8%, compared to the six months ended June 30, 2015. The decrease in revenue was primarily driven by a $6.8 million decrease in international revenue partially offset by a $6.1 million increase in domestic revenue. The average revenue per advertising customer for the six months ended June 30, 2016 was $123,000, an increase of 8.9%, compared to $113,000 for the six months ended June 30, 2015. The increase in average revenue per advertising customer was primarily the result of an increase in the amount of spend of our top 20 advertising customers. Our top 20 advertising customers for the six months ended June 30, 2016 accounted for $36.1 million, or 45.2%, of our revenue, compared to $31.2 million, or 38.8%, of our revenue for the six months ended June 30, 2015. We had 638 advertising customers in the six months ended June 30, 2016, a decrease of 9.6%, compared to 706 in the six months ended June 30, 2015. The decrease in the total number of advertisers was primarily a result of a decrease in the number of international advertising customers.

Cost of Revenue and Gross Profit

Our cost of revenue primarily consists of costs incurred with digital media property owners, typically under revenue-sharing arrangements. We refer to these costs as traffic acquisition costs. Generally, we incur traffic acquisition costs in the period the advertising impressions are delivered. In limited circumstances, we incur costs based on minimum guaranteed impressions. Cost of revenue also includes ad delivery costs such as labor and related costs, depreciation and amortization related to acquired technologies, internally developed software and data center assets, and internet access costs. These expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized. We expect cost of revenues, including our traffic acquisition costs, to increase in absolute dollars and as a percentage of revenue in the third and fourth quarters of 2016 compared to the second quarter of 2016, but to remain lower than comparable 2015 levels as a percentage of revenue.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)
Cost of revenue	$20,111	$23,416	$(3,305)	(14.1)%	$40,592	$44,702	$(4,110)	(9.2)%
Percent of revenue	49.4%	58.0%			50.8%	55.5%
Gross profit	$20,564	$16,987	$3,577	21.1%	$39,316	$35,846	$3,470	9.7%
Percent of revenue	50.6%	42.0%			49.2%	44.5%

For the three months ended June 30, 2016, cost of revenue decreased $3.3 million, or 14.1%, compared to the three months ended June 30, 2015. The decrease was primarily attributable to a $3.7 million decrease in traffic acquisition costs, third party services and ad delivery costs, partially offset by an increase of $0.4 million in other costs of revenues, including depreciation and amortization costs. Traffic acquisition costs decreased due to operational efficiencies and better targeting of suitable digital media inventory. For the three months ended June 30, 2016, cost of revenue, as a percentage of revenue, decreased to 49.4% from 58.0% for the three months ended June 30, 2015.

For the six months ended June 30, 2016, cost of revenue decreased $4.1 million, or 9.2%, compared to the six months ended June 30, 2015. The decrease was primarily attributable to a $3.5 million decrease in traffic acquisition costs, third party services and ad delivery costs. Additionally, other costs of revenues, including labor costs, decreased $0.6 million. Traffic acquisition costs decreased due to operational efficiencies and better targeting of suitable digital media inventory. For the six months ended June 30, 2016, cost of revenue, as a percentage of revenue, decreased to 50.8% from 55.5% for the six months ended June 30, 2015.

Sales and Marketing

We sell to our customers primarily through our direct sales force personnel, who have established relationships with major advertising agencies and direct relationships with advertisers. Our sales and marketing expenses primarily consist of salaries, benefits, stock-based compensation, travel and entertainment expenses, and incentive compensation for our sales and marketing employees. Sales and marketing expenses also include promotional, advertising and public relations costs, as well as depreciation, facilities and other supporting overhead costs. We expect sales and marketing expenses to decline on an absolute basis when compared to prior-year periods and as a percentage of revenue over the near term.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)
Sales and marketing	$13,639	$14,814	$(1,175)	(7.9)%	$27,414	$30,535	$(3,121)	(10.2)%
Percent of revenue	33.5%	36.7%			34.3%	37.9%

For the three months ended June 30, 2016, sales and marketing expenses decreased $1.2 million, or 7.9%, compared to the three months ended June 30, 2015. The decrease was primarily attributable to a decrease in employee compensation, benefits and other employee-related expenses, including stock-based compensation, primarily as a result of a decrease in the number of employees within our sales and marketing organization. For the three months ended June 30, 2016, sales and marketing expenses, as a percentage of revenue, decreased to 33.5% from 36.7% for the three months ended June 30, 2015, primarily as a result of the decrease in the number of sales and marketing employees.

For the six months ended June 30, 2016, sales and marketing expenses decreased $3.1 million, or 10.2%, compared to the six months ended June 30, 2015. The decrease was primarily attributable to a decrease in employee compensation, benefits and other employee-related expenses, including stock-based compensation, primarily as a result of a decrease in the number of employees within our sales and marketing organization. For the six months ended June 30, 2016, sales and marketing expenses, as a percentage of revenue, decreased to 34.3% from 37.9% for the six months ended June 30, 2015, primarily as a result of the decrease in the number of sales and marketing employees.

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

As of June 30, 2016 and 2015, we had 155 and 119 research and development employees, respectively. As of June 30, 2016, 122 research and development employees were located in our Chennai and Pune, India offices. We expect our research and development expenses to increase as we continue to invest in the research and development of our products, and to increase as a percentage of revenue in the short term. We believe that our eleven-year operating history and our ability to attract and retain the large pool of engineering talent available in India will help us expand our engineering resources and capabilities cost-effectively.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)
Research and development	$2,947	$2,613	$334	12.8%	$5,612	$5,143	$469	9.1%
Percent of revenue	7.2%	6.5%			7.0%	6.4%

For the three months ended June 30, 2016, research and development expenses increased $0.3 million, or 12.8%, compared to the three months ended June 30, 2015. The increase was attributable to an increase of $0.2 million in other departmental expenses, including equipment support and maintenance. Additionally, employee compensation, benefits and other employee-related expenses, including stock-based compensation, increased $0.1 million as a result of an increase in the number of employees within our research and development organization, primarily in India. For the three months ended June 30, 2016, research and development expenses, as a percentage of revenue, increased to 7.2% from 6.5% for the three months ended June 30, 2015, primarily as a result of the increase in equipment support and maintenance and the increase in the number of employees within our research and development organization.

For the six months ended June 30, 2016, research and development expenses increased $0.5 million, or 9.1%, compared to the three months ended June 30, 2015. The increase was attributable to an increase of $0.5 million in other departmental expenses, including equipment support and maintenance. For the six months ended June 30, 2016, research and development expenses, as a percentage of revenue, increased to 7.0% from 6.4% for the six months ended June 30, 2015, primarily as a result of the increase in equipment support and maintenance.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)
General and administrative	$6,216	$5,741	$475	8.3%	$12,077	$11,871	$206	1.7%
Percent of revenue	15.3%	14.2%			15.1%	14.7%

For the three months ended June 30, 2016, general and administrative expenses increased $0.5 million, or 8.3%, compared to the three months ended June 30, 2015. The increase was primarily attributable to a $0.6 million increase in other general and administrative expenses, including increases in bad debt expense and outside legal and consulting fees related to our proxy contest. The incremental increase in general and administrative costs related to our proxy contest was $0.6 million in the three months ended June 30, 2016. Partially offsetting these increases was a decrease of $0.1 million in employee compensation, benefits and other employee-related expenses as a result of a decrease in general and administrative employees. For the three months ended June 30, 2016, general and administrative expenses, as a percentage of revenue, increased to 15.3% from 14.2% for the three months ended June 30, 2015, primarily as a result of the proxy contest-related expenses and bad debt expense.

For the six months ended June 30, 2016, general and administrative expenses increased $0.2 million, or 1.7%, compared to the three months ended June 30, 2015. The increase was primarily attributable to a $0.5 million increase in other general and administrative expenses, including rent expense and outside legal and consulting fees related to our proxy contest. The incremental increase in general and administrative costs related to our proxy contest was $0.8 million in the six months ended June 30, 2016. Partially offsetting this increase was a decrease of $0.3 million in employee compensation, benefits and other employee-related expenses as a result of a decrease in general and administrative employees. For the six months ended June 30, 2016, general and administrative expenses, as a percentage of revenue, increased to 15.1% from 14.7% for the six months ended June 30, 2015, primarily as a result of the proxy contest-related expenses.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest income earned on our cash equivalents and marketable securities, interest expense on our capital lease obligations, accretion and amortization on marketable securities, gains and losses on our derivative instruments and foreign exchange gains and losses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change $	2016	2015	Change $
	(in thousands)
Interest income	$154	$172	$(18)	$337	$307	$30
Interest expense	(2)	(1)	(1)	(5)	(3)	(2)
Accretion and amortization on marketable securities	(77)	(104)	27	(178)	(196)	18
Transaction gain (loss) on foreign exchange	(457)	440	(897)	(676)	11	(687)
Gain (loss) on derivative instruments	199	(118)	317	346	(118)	464
Other non-operating income (loss), net	—	(3)	3	(1)	(3)	2
Interest and other income (expense), net	$(183)	$386	$(569)	$(177)	$(2)	$(175)

For the three months ended June 30, 2016, interest and other income (expense), net was $(0.2) million compared to $0.4 million for the three months ended June 30, 2015. The change was primarily due to $0.5 million in foreign transaction exchange losses in the three months ended June 30, 2016 compared to a $0.4 million gain in the three months ended June 30, 2015 as a result of fluctuations in the U.S. dollar against the British pound sterling and euro. In addition, we realized a $0.2 million gain on our derivative instruments in the three months ended June 30, 2016 compared to a $0.1 million loss in the three months ended June 30, 2015. Our investments in derivative instruments are intended to mitigate a portion of our foreign transaction exchange gains and losses reported as income or expense on our statements of operations.

For the six months ended June 30, 2016, interest and other income (expense), net was $(0.2) million compared to $2,000 for the sixe months ended June 30, 2015. The change was primarily due to $0.7 million in foreign transaction exchange losses in the three months ended June 30, 2016 compared to a $12,000 gain in the six months ended June 30, 2015 as a result of fluctuations in the U.S. dollar against the British pound sterling and euro. In addition, we realized a $0.3 million gain on our derivative instruments in the six months ended June 30, 2016 compared to a $0.1 million loss in the six months ended June 30, 2015. Our investments in derivative instruments are intended to mitigate a portion of our foreign transaction exchange gains and losses reported as income or expense on our statements of operations.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change $	2016	2015	Change $
	(in thousands)
Income tax expense	$65	$40	$25	$120	$126	$(6)

For the three and six months ended June 30, 2016 and 2015, income tax expense was primarily related to state taxes and taxes due in foreign jurisdictions.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude expenses for: interest, income taxes, depreciation and amortization, stock-based compensation and one-time proxy contest expenses. We believe that adjusted EBITDA provides useful information to investors in understanding and evaluating our operating results in the same manner as management and the board of directors. This non-GAAP information is not necessarily comparable to non-GAAP information of other companies. Non-GAAP information should not be viewed as a substitute for, or superior to, net income (loss) prepared in accordance with GAAP as a measure of our profitability or liquidity. Users of this financial information should consider the types of events and transactions for which adjustments have been made. The following is a reconciliation of adjusted EBITDA to net income (loss) for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(2,486)	$(5,835)	$(6,084)	$(11,831)
Adjustments:
Interest expense	2	1	5	3
Income tax expense	65	40	120	126
Depreciation and amortization expense	1,708	1,371	3,408	2,727
Stock-based compensation expense	2,329	2,516	4,501	4,610
Proxy contest expenses	658	—	815	—
Total Adjustments	4,762	3,928	8,849	7,466
Adjusted EBITDA	$2,276	$(1,907)	$2,765	$(4,365)

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

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities. As of June 30, 2016, we had $63.5 million in cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities as of June 30, 2016 are comprised of money market funds, corporate bonds, U.S. government and agency bonds and commercial paper. Cash held internationally as of June 30, 2016 totaled $5.4 million.

In November 2014, the Company entered into a Loan and Security Agreement with SVB to borrow up to a maximum of $25.0 million collateralized by the Company’s cash deposits, accounts receivable and equipment, as well as certain other assets. The Loan and Security Agreement requires the Company to comply with certain financial and reporting covenants, including maintaining an adjusted quick ratio of 1.6 to 1.0. Annual fees under the agreement total one quarter of 1.0% of the average unused balance of the credit line per annum. As of June 30, 2016 and December 31, 2015 the Company had no borrowings outstanding under this credit line and was in compliance with all financial and reporting covenants.

On February 18, 2016, we announced a $10 million share repurchase program. The repurchase program has no set expiration date, but, subject to market conditions and other factors, is intended to be completed over the twelve months following its announcement. Purchases under this repurchase program are made in the open market and are intended to comply with Rule 10b-18 under the Exchange Act. The cost of the repurchased shares is funded from available working capital. Such repurchased shares are held in treasury and are presented using the cost method. As of June 30, 2016, we had purchased 728,538 shares of our common stock for $2.7 million (including 30,400 shares repurchased for $0.1 million that had not yet settled as of June 30, 2016) at an average price of $3.73 per share.

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

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$8,561	$2,001
Net cash provided by (used in) investing activities	$8,484	$(15,999)
Net cash provided by (used in) financing activities	$(2,459)	$1,169

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

We generated $8.6 million of cash from operating activities during the six months ended June 30, 2016, primarily resulting from our net loss of $6.1 million, adjusted for non-cash charges related to:

•	Depreciation and amortization of $3.4 million;
•	Stock-based compensation of $4.5 million;
•	Allowance for doubtful accounts receivable of $0.2 million;
•	Amortization of premiums on marketable securities, net of $0.2 million; and
•	Deferred income taxes of $(0.1) million.

In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows:

•	$14.2 million from a decrease in accounts receivable due to the timing of receipts from advertising customers;
•	$(1.0) million from an increase in prepaid expenses and other current assets primarily due to the timing of payments for rent, insurance and other operating costs; and
•	$(7.0) million from a decrease in accounts payable, accrued digital media property owner costs and other accrued liabilities as a result of the timing of payments to our vendors.

We generated $2.0 million of cash from operating activities during the six months ended June 30, 2015, primarily resulting from our net loss of $11.8 million, adjusted for non-cash charges related to:

•	Depreciation and amortization of $2.7 million;
•	Stock-based compensation of $4.6 million;
•	Allowance for doubtful accounts receivable of $0.2 million;
•	Amortization of premiums on marketable securities, net of $0.2 million; and
•	Deferred income taxes of $(0.1) million.

In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows:

•	$15.1 million from a decrease in accounts receivable due to the timing of receipts from advertising customers;
•	$0.7 million from a decrease in prepaid expenses and other current assets primarily due to the timing of payments for rent, insurance and other operating costs; and
•	$(9.5) million from a decrease in accounts payable, accrued digital media property owner costs and other accrued liabilities as a result of the timing of payments to our vendors.

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

We generated $8.5 million of cash from investing activities during the six months ended June 30, 2016. Significant cash increases (decreases) are as follows:

•	$(0.8) million to purchase property, equipment and software;
•	$(2.2) million to develop software for internal use;
•	$(4.9) million to purchase marketable securities; and
•	$16.0 million of proceeds from the maturities of marketable securities.

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

We used $2.5 million of cash in financing activities during the six months ended June 30, 2016. We used $2.7 million for repurchases of common stock and used $0.3 million to net-share settle equity awards, partially offset by $0.6 million of proceeds received for the issuance of common stock in association with our employee stock purchase plan and from the exercise of common stock options.

We generated $1.2 million of cash from financing activities during the six months ended June 30, 2015. We received $1.2 million of proceeds for the issuance of common stock in association with our employee stock purchase plan and from the exercise of common stock options, partially offset by $40,000 of repayments of borrowings under capital leases.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of June 30, 2016 and December 31, 2015.

Contractual Obligations

We lease various office facilities, including our corporate headquarters in Redwood City, California, under non-cancellable operating lease agreements that expire through September 2027. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. Rent expense under operating leases totaled $0.8 million and $1.8 million for the three and six months ended June 30, 2016 and totaled $0.7 million and $1.5 million for the three and six months ended June 30, 2015, respectively.

We also enter into agreements with digital media property owners that require the purchase of a minimum number of impressions on a monthly or quarterly basis. Our purchase commitments expire on various dates through December 2016.

Our future minimum payments under these arrangements as of June 30, 2016 were as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating lease obligations	$20,235	$3,082	$7,784	$4,464	$4,905
Traffic acquisition costs and other purchase commitments	350	350	—	—	—
Total minimum payments	$20,585	$3,432	$7,784	$4,464	$4,905

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. We have determined our uncertain tax positions as of June 30, 2016 will not result in any additional taxes payable by us. As a result, no amounts are shown in the table above relating to uncertain tax positions.

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

To provide a meaningful assessment of the interest rate risk within our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our portfolio. Based on investment positions as of June 30, 2016 a hypothetical 100 basis point increase in interest rates across all maturities in our portfolio would result in an immaterial incremental decline in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity. As such, we do not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. We do not enter into investments for trading or speculative purposes.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the British pound sterling and Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and we expect we will continue to experience fluctuations in our net income (loss) as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and intercompany balances that are denominated in currencies other than the U.S. dollar. In the three and six months ended June 30, 2016, foreign exchange transaction losses recorded to our condensed consolidated statements of operations, net of foreign exchange gains and losses on our British pound and euro forward contracts, were $0.3 million in both periods. In the three and six months ended June 30, 2015, foreign exchange transaction gains and losses recorded to our condensed consolidated statements of operations, net of foreign exchange gains and losses on our British pound and euro forward contracts, were net gains of $0.3 million and net losses of $0.1 million, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter ended June 30, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred net losses of $6.1 million in the six months ended June 30, 2016 and incurred net losses of $16.7 million and $8.7 million for 2015 and 2014, respectively. We had net income of $0.3 million and $6.3 million for 2013 and 2012, respectively. We had an accumulated deficit of $53.3 million as of June 30, 2016. In 2015 and 2014, we did not generate sufficient revenue to offset operating expenses, which may occur in future periods as well. Our revenue has declined in recent periods as a result of a variety of factors, including increased competition and the maturation of our business, and we cannot assure you that our revenue will not decline further. You should not consider our historical revenue growth or operating expenses prior to recent periods as indicative of our future performance. If our revenue growth rate continues to decline or our operating expenses exceed expectations, our financial performance will be adversely affected. Further, if our future growth and operating performance fail to meet investor or analyst expectations, it could have a materially negative effect on our stock price.

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

We commenced operations in 2004 and, as a result, we have only a limited operating history upon which you can evaluate our business and prospects in a rapidly evolving industry. Because the digital video advertising industry is relatively new, we will encounter risks and difficulties frequently encountered by early-stage companies in rapidly evolving industries, including the need to:

•	Maintain our reputation and build trust with advertisers and digital media property owners;
•	Offer competitive pricing to advertisers (including periodic discounting) and digital media properties;
•	Compete with larger, better capitalized competitors in addressing industry trends such as programmatic buying and real-time bidding;
•	Maintain and expand our advertising inventory;
•	Deliver advertising results that are superior to those that advertisers or digital media property owners could achieve through the use of competing providers or technologies;
•	Continue to develop, launch and upgrade the technologies that enable us to provide our solutions;
•	Respond to evolving government regulations relating to the internet, telecommunications, mobile, privacy, marketing and advertising aspects of our business;
•	Identify, attract, retain and motivate qualified personnel; and
•	Cost-effectively manage our operations, including our international operations.

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

Our cash flows from operations vary from quarter to quarter due to the seasonal nature of advertiser spending. For example, many advertisers devote a disproportionate amount of their advertising budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. In addition, we acquire advertising inventory on a guaranteed basis, or at a fixed price, in order to meet the anticipated increased demand in the fourth quarter. These seasonal effects have been partially masked by our historical revenue growth and other factors, such as episodic political campaign advertising spending. However, if and to the extent that seasonal fluctuations become more pronounced, or are not offset by other factors, our operating cash flows could fluctuate materially from period to period as a result.

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

The digital video advertising market is highly competitive, with many companies providing competing solutions. We compete with Hulu, Google (YouTube and DoubleClick) and Facebook as well as many ad exchanges, demand-side platforms for advertisers and ad networks. We also face competition from direct response (search-based) advertisers who seek to target brands. Many of our competitors are significantly larger than we are and have more capital to invest in their businesses. Our competitors may establish or strengthen cooperative relationships with digital media property partners and brand advertisers, or other parties, which limit our ability to promote our solutions and generate revenue. For example, brand advertiser customers that adopt demand-side advertiser platforms disrupt our direct client relationship with those customers. Competitors could also seek to gain market share by reducing the prices they charge to advertisers, introducing products and solutions that are similar to ours or introducing new technology tools for advertisers and digital media properties. Moreover, increased competition for video advertising inventory from digital media properties could result in an increase in the portion of advertiser revenue that we must pay to digital media property owners to acquire that advertising inventory.

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

Our business relies on our ability to deliver successful and effective video advertising campaigns. Some of those campaigns may experience fraudulent and other invalid impressions, clicks or conversions that advertisers may perceive as undesirable, such as non-human traffic generated by machines that are designed to simulate human users and artificially inflate user traffic on websites. These activities could overstate the performance of any given video advertising campaign and could harm our reputation. It may be difficult for us to detect fraudulent or malicious activity because we do not own content and rely in part on our digital media properties to control such activity. These risks become more pronounced as the digital video industry shifts to programmatic buying. Industry self-regulatory bodies, the U.S. Federal Trade Commission (the “FTC”) and certain influential members of Congress have increased their scrutiny and awareness of, and have taken recent actions to address, advertising fraud and other malicious activity. While we routinely review the campaign performance on our digital media properties’ inventory, such reviews may not detect or prevent fraudulent or malicious activity. If we fail to detect or prevent fraudulent or other malicious activity, the affected advertisers may experience or perceive a reduced return on their investment and our reputation may be harmed. High levels of fraudulent or malicious activity could lead to dissatisfaction with our solutions, refusals to pay, refund or future credit demands or withdrawal of future business. In addition, advertisers increasingly rely on third party vendors to measure campaigns against audience guarantee, viewability and other requirements and to detect fraud. If we are unable to successfully integrate our technology with such vendors, or our measurement and fraud detection differs from their findings, our customers could lose confidence in our solutions, we may not get paid for certain campaigns and our revenues could decrease. Further, if we are unable to detect fraudulent or other malicious activities and advertisers demand fraud-free inventory, our supply could fall drastically, making it impossible to sustain our current business model. If we fail to detect fraudulent or other malicious activities that impact the performance of our brand advertising campaigns, we could harm our reputation with our advertisers or agencies and our revenue and business would suffer.

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

Most of our research and development and ad operations work is conducted in India, where we have a significant presence. In addition, we have operations in Europe and Latin America, and may continue to expand our international operations into other countries. We expect to continue to rely on significant cost savings obtained by concentrating our research and development and ad operations work in India, rather than in the San Francisco Bay Area. However, the rate of wage inflation has historically been higher in India than in the United States, and we may not be able to maintain these cost savings in the future. If the cost of development and engineering work in India were to significantly increase or the labor environment in India were to change unfavorably, we would no longer be able to rely on these cost savings or may need to move our development, engineering and ad operations work elsewhere. Accordingly, if we are unable to rely on these significant cost savings, we would lose a competitive advantage, we may not be able to sustain our growth and our profits may decline.

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

Risk Relating to the Referendum of the United Kingdom’s Membership of the European Union.

The announcement of the Referendum of the United Kingdom’s (or the U.K.) Membership of the European Union (E.U.) (referred to as Brexit), advising for the exit of the United Kingdom from the European Union, has resulted in significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. As described elsewhere in this 10-Q, we translate revenue denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening dollar, our reported international revenue is reduced because foreign currencies translate into fewer U.S. dollars. The announcement of Brexit may also create global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budget on our products and services.

If the Referendum is passed into law, negotiations would commence to determine the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and may cause us to lose customers, and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.

Our dynamic international operations subjects us to new challenges and risks.

We have expanded our international operations over the past five years. However, we have a limited sales operations history as a company outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the challenges of multiple cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Expanding internationally subjects us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:

•	Establishing and maintaining effective controls at foreign locations and the associated increased costs;
•

Providing digital video advertising solutions among different cultures, including potentially modifying our solutions and features to ensure that we deliver ads that are culturally relevant in different countries;

•	Variations in traffic access costs and margins, region by region;
•	Increased competition from local providers of digital video advertising solutions;
•	Longer sales or collection cycles in some countries;
•	Credit risk and higher levels of payment fraud;
•	Compliance with anti-bribery laws, such as the Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act;
•	Compliance with foreign data privacy frameworks, such as the EU Data Privacy Directive;
•	Currency exchange rate fluctuations;
•	Foreign exchange controls that might prevent us from repatriating cash earned outside the United States;
•	Economic and political instability in some countries;
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

Our business depends on our ability to collect and use data to deliver ads, and to disclose data relating to the performance of our ads; any limitation on these practices could significantly diminish the value of our solutions and cause us to lose customers and revenue.

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

The regulatory framework for privacy issues is evolving worldwide, and various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices, including some directed at the digital advertising industry in particular. It is possible that new laws and regulations will be adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that would affect our business, particularly with regard to collection or use of data to target ads and communication with consumers and the international transfer of data from Europe to the U.S. The U.S. government, including the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for greater regulation of the collection of consumer information, including regulation aimed at restricting some targeted advertising practices. In Europe, in October 2015 the Court of Justice of the European Union invalidated the “US-EU Safe Harbor framework,” which created a safe harbor under the European Data Protection Directive for certain European data transfers to the U.S. We had not self-certified under this regime, and therefore were not directly affected by this decision. In July 2016, the European Commission approved the Privacy Shield, which is a set of principles and related rules that are intended to replace the US-EU Safe harbor framework. The Company is in the process of determining whether to join the Privacy Shield program. Stricter regulation of European data transfers to U.S. in future may impact our ability to serve European customers effectively, or require us to open and operate datacenters in the European Union which would result in a higher cost of doing business in these jurisdictions and could subject us to direct regulatory enforcement by data protection authorities in the European Union. Complying with any new regulatory requirements could force us to incur substantial costs or require us to change our business practices in a manner that could reduce our revenue or compromise our ability to effectively pursue our growth strategy.

The FTC has also adopted revisions to the Children's Online Privacy Protection Act (“COPPA”) that expand liability for the collection of information by operators of websites and other electronic solutions that are directed to children. Questions exist as to how regulators and courts may interpret the scope and circumstances for potential liability under COPPA, and the FTC continues to provide guidance and clarification as to its 2013 revisions of COPPA. FTC guidance or enforcement precedent may make it difficult or impractical for us to provide advertising on certain websites, services or applications. In addition, the FTC recently fined an ad network for certain methods of collecting and using WiFi data from mobile applications, including certain applications directed at children, and failing to disclose the data collection to mobile application developers in their network.

While we have not collected data that is traditionally considered personal data, such as name, email address, physical address, phone numbers or social security numbers, we typically collect and store IP addresses, geo-location information, and device or other persistent identifiers that are or may be considered personal data in some jurisdictions or otherwise may be the subject of legislation or regulation. For example, some jurisdictions in the EU regard IP addresses as personal data, and certain regulators, such as the California Attorney General’s Office, have advocated for including IP addresses, GPS-level geolocation data, and unique device identifiers as personal data under California law. Furthermore, the European Court of Justice is currently considering a case which would govern all of the European Union where the issue to be decided is whether an IP address could be considered personal data.

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

Our business model is dependent on the continued growth in usage of the internet, computers, smartphones, tablets, internet-connected TVs and other devices, as well as continued digital audience fragmentation as a result of this continued growth.

Our business model depends on the continued proliferation of the internet, computers and internet-connected devices, such as smartphones, tablets and internet-connected TVs, as well as the increased consumption of digital video content on the internet through those devices resulting in increased audience fragmentation. However, consumer usage of these internet-connected devices and resulting audience fragmentation may be inhibited for a number of reasons, such as:

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

The novelty of our solutions, including our recently introduced programmatic solutions, and our business model often requires us to spend substantial time and effort educating our own sales force and potential advertisers, advertising agencies and digital media properties about our offerings, including providing demonstrations and comparisons against other available solutions. This process is costly and time-consuming. If we are not successful in targeting, supporting and streamlining our sales processes, our ability to grow our business may be adversely affected.

If our pricing model is not accepted by our advertisers, we could lose customers and our revenue could decline.

In our traditional business, we offer our solutions to advertisers based principally on a fixed-rate pricing model under which the fee is based on the number of times the ad is shown, known as an impression, without regard to immediate performance. Alternative pricing models, such as cost-per-click, cost-per-action and cost-per-engagement, have proliferated in the marketplace and may make it more difficult for us to convince advertisers that our pricing model is superior. We do not employ pricing models under which advertisers pay only if some specific viewer action is taken, for instance, clicking through to a website or installing a mobile application. Our ability to generate significant revenue from advertisers will depend, in part, on the advertisers' belief in the brand uplift and recall value proposition of digital video advertising compared to either traditional TV advertising or performance-based advertising and pricing models. In addition, it is possible that new pricing models that are not compatible with our business model may be developed and gain widespread acceptance. If advertisers do not understand or accept the benefits of our pricing model, then the market for our solutions may decline or develop more slowly than we expect, limiting our ability to grow our revenue and profits.

Failure to manage growth properly could seriously harm our business.

We have periodically experienced, and in the future we may continue to experience, significant growth in our business. If we do not effectively manage our growth, the quality of our solutions may suffer, which could negatively affect our reputation and demand for our solutions. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational and financial resources and our infrastructure. Our future success will depend, in part, upon the ability of our senior management to manage growth effectively. Among other things, this will require us to:

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

Periodically, we experience attrition in certain key positions. Our future success is substantially dependent on the continued service of our senior management team and other key employees. We do not maintain key-person insurance on any of these employees. Our future success also depends on our ability to continue to attract, retain and motivate highly skilled employees, particularly employees with technical skills that enable us to deliver effective advertising solutions and sales and customer support representatives with experience in digital video advertising and strong relationships with brand advertisers, agencies and digital media properties. Competition for these employees in our industry is intense and we have experienced difficulty in recruiting and retaining them. Many of the companies with which we compete for experienced personnel also have greater resources than we have. Competition for qualified personnel is particularly intense in the San Francisco Bay Area, where our headquarters are located, and in Chennai, India, where our engineering and research and development resources are primarily located. As a result, we may be unable to attract or retain these management, technical, sales, marketing and customer support personnel that are critical to our success, resulting in harm to our key customer relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs. Additionally, our ability to achieve revenue growth in the future will depend, in part, on our success in recruiting, retaining and training sufficient numbers of sales personnel. These new employees require training in order to achieve full productivity. The timing of these activities may continue to negatively impact sales productivity. Additionally, the loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and pursue our business goals.

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

We develop and offer complex software platforms and other software that is used or embedded by our customers and digital media properties in devices, video technologies, software and operating systems. Complex software often contains defects, particularly when first introduced or when new versions are released. Determining whether our software has defects may occur after versions are released into the market. Defects, errors or unintended performance problems with our software could unintentionally jeopardize the performance of advertising campaigns and digital media properties' products. This could result in injury to our reputation, loss of revenue, diversion of development and technical resources, increased insurance costs and increased warranty costs. If our software contains any undetected defects, errors or unintended performance problems, our advertising customers may refuse to use it, digital media properties may refuse to embed it into their products and we may be unable to collect data or acquire advertising inventory from digital media properties. These defects, errors and unintended performance problems could also result in product liability or warranty claims. Although we attempt to reduce the risk of losses resulting from these claims through warranty disclaimers and limitation of liability clauses in our agreements, these contractual provisions may not be enforceable in every instance. Furthermore, although we maintain errors and omissions insurance, this insurance may not adequately cover these claims. If a court refused to enforce the liability-limiting provisions of our contracts for any reason, or if liabilities arose that were not contractually limited or adequately covered by insurance, our business could be materially harmed.

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

In the United States, we have 11 patents issued, 20 non-provisional patent applications pending and one provisional patent application pending. We also have 41 foreign and one international patent applications pending. There can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, or that these patents will not be challenged by third parties or found to be invalid or unenforceable. We have eight registered trademarks in the United States, 37 registered trademarks in foreign jurisdictions and are also pursuing the registration of additional trademarks and service marks in the United States and in locations outside the United States. Effective trade secret, copyright, trademark and patent protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming.

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

We have had significant operations both in the United States and India and more limited operations in Europe and Latin America. Historically, we have had separate systems of internal controls covering our international operations, which may have included control deficiencies. We are in the process of consolidating these systems and remediating any control deficiencies, and we may experience difficulties with the consolidation that could harm our operations and cause our business to suffer.

We may in the future discover areas of our internal controls that need improvement. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to errors or fraud will not occur or that all control issues and instances of errors and fraud will be detected.

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

We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal income tax purposes, including any limitations that may be imposed under Section 382 of the Internal Revenue Code as a result of our IPO. At June 30, 2016, we had federal net operating loss carryforwards of $29.2 million, which expire at various dates beginning in 2026. At June 30, 2016 had state and local net operating loss carryforwards of $22.4 million, which expire beginning in 2016. Our gross state net operating loss carryforwards are separate from our federal net operating loss carryforwards and expire over various periods beginning in 2016, based on individual state tax law.

We periodically assess the likelihood that we will be able to recover our net deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, we concluded that a full valuation allowance against our net U.S. deferred tax assets should be applied as of June 30, 2016. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period this determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current tax provision. These events could have a material impact on our reported results of operations.

If the market price of our common stock sustains additional declines, our investments in recorded goodwill could be impaired.

As of June 30, 2016 goodwill recorded on our consolidated balance sheet totaled $3.9 million. In light of the decline in the market price of our common stock during the third quarter of 2015, we performed an interim goodwill impairment test as of September 30, 2015. Based on the results of that test, we determined that the goodwill recorded on its consolidated balance sheet was not impaired. However, if the market price of our common stock experiences further and sustained declines from current levels, or if other events or circumstances change that would more likely than not reduce the fair value of YuMe below its respective carrying value, all or a portion of the $3.9 million of goodwill may be impaired in future periods. Other events or circumstances that could reduce the fair value of YuMe include (i) an adverse change in macroeconomic conditions; (ii) negative changes in the advertising technology market; (iii) increased cost factors that have a negative effect on our earnings and cash flows; (iv) negative or overall declining financial performance compared with our actual or projected results of relevant prior periods; and (v) other events such as changes in our management, or other key personnel, our strategy, or our customers. Any impairment charges that we may incur in the future could be material to our results of operations and financial condition.

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

Our stock price has been and is likely to remain volatile. Since shares of our common stock were sold in our IPO at a price of $9.00 per share, our stock price has ranged from $2.35 to $12.08 through August 9, 2016. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

We had approximately 34.4 million shares of common stock outstanding as of June 30, 2016. Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

As of June 30, 2016, approximately 11.5 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans have been registered under registration statements on Form S-8 and, subject to grants, vesting arrangements and exercise of options and the restrictions of Rule 144 in the case of our affiliates, may become available for sale in the public market.

Additionally, the holders of a certain number of shares of common stock have rights, subject to certain conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. Further, the stockholders may decide to sell such shares without registration. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Our charter documents also contain other provisions that could have an anti-takeover effect, including that our board of directors is currently divided into three classes with staggered three-year terms and stockholders are not be able to remove directors other than for cause, take actions by written consent or call a special meeting of stockholders. In addition, stockholders are required to give advance notice to nominate directors or submit proposals for consideration at stockholder meetings.

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

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in aggregate, beneficially own approximately 45% of our outstanding common stock. These persons, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

Actions of activist stockholders against us have been and may continue to be disruptive and costly and the possibility that activist stockholders may wage future proxy contests or gain additional representation on or control of our Board of Directors could cause uncertainty about the strategic direction of our business.

Stockholders may from time to time engage in proxy solicitations, advance stockholder proposals or board nominations or otherwise attempt to effect changes, assert influence or acquire some level of control over us. While our Board of Directors and management team strive to maintain constructive, ongoing communications with all of the Company’s stockholders, including activist stockholders, and welcomes their views and opinions with the goal of enhancing value for all stockholders, including any suggestions they may have for enhancing the depth and breadth of our Board, activist campaigns that contest, or conflict with, our strategic direction or seek changes in the composition of our Board could have an adverse effect on us because:

•

Responding to proxy contests, litigation and other actions by activist stockholders can disrupt our operations, be costly and time-consuming, and divert the attention of our Board and senior management from the pursuit of business strategies, which could adversely affect our results of operations and financial condition;

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

Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

In February 2016, our board of directors approved a share repurchase program of up to $10.0 million. Through June 30, 2016, we have repurchased $2.7 million of shares of our common stock under such program. The timing and actual number of shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability and other market conditions. The stock repurchase program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

On February 18, 2016, we announced a $10 million share repurchase program. The authorization has no set expiration date, but, subject to market conditions and other factors, is intended to be completed over the twelve months following its announcement. Purchases under this repurchase program are made in the open market and are intended to comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The cost of the repurchased shares is funded from available working capital. Such repurchased shares are held in treasury and are presented using the cost method. As of June 30, 2016, we had purchased a total of 698,138 shares of our common stock in the open market for $2.6 million (not including $0.1 million that had not yet settled as of June 30, 2016) at an average price of $3.73 per share.

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the purchase date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. The table below is a summary of stock repurchases for the three months ended June 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publically Announced Program	Approximate Dollar Value of Shares that Remain Eligible for Purchase under the Program (in thousands)
				$9,435
April 1 – April 30, 2016	148,013	$3.77	148,013	8,877
May 1 – May 31, 2016	186,729	$3.79	186,729	8,170
June 1 – June 30, 2016 (2)	239,813	$3.69	239,813	7,284
Total (2)	574,555	$3.74	574,555	$7,284
(1)	Average price paid per share includes commission.
(2)	Includes $112,000 of cash used to purchase 30,400 treasury shares in late June 2016 that had not yet settled as of June 30, 2016.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit	Description of Exhibit
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101 INS**	XBRL Instance Document

101 SCH**	XBRL Taxonomy Extension Schema

101 CAL**	XBRL Taxonomy Extension Calculation

101 DEF**	XBRL Taxonomy Extension Definition

101 LAB**	XBRL Taxonomy Extension Labels

101 PRE**	XBRL Taxonomy Extension Presentation

*	Filed herewith.

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

Date: August 9, 2016

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