Form 10-Q
period 2016-09-30
YuMe Inc
filed 2016-11-09
CIK 1415624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, there were 34,299,307 shares of the Registrant’s common stock outstanding.

YuMe, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YuMe, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	As of September 30, 2016	As of December 31, 2015
Assets		(1)
Current assets:
Cash and cash equivalents	$31,169	$17,859
Marketable securities	31,280	30,600
Restricted cash	—	292
Accounts receivable, net	44,769	67,131
Prepaid expenses and other current assets	4,828	3,978
Total current assets	112,046	119,860
Marketable securities, long-term	1,250	11,724
Property, equipment and software (net of accumulated depreciation and amortization of $21,934 and $17,366 at September 30, 2016 and December 31, 2015, respectively)	13,015	12,110
Goodwill	3,902	3,902
Intangible assets, net	163	659
Restricted cash, non-current	728	403
Deposits and other assets	592	416
Total assets	$131,696	$149,074

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,039	$12,080
Accrued digital media property owner costs	14,219	17,155
Accrued liabilities	12,956	16,767
Deferred revenue	214	214
Capital lease	8	—
Total current liabilities	36,436	46,216
Capital lease, non-current	15	—
Other long-term liabilities	675	77
Deferred tax liability	20	178
Total liabilities	37,146	46,471

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock: $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized as of September 30, 2016 and December 31, 2015; 34,447,903 and 34,455,220 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	36	34
Treasury stock: 1,431,717 and 66,666 shares as of September 30, 2016 and December 31, 2015, respectively	(4,966)	—
Additional paid-in-capital	157,445	150,001
Accumulated deficit	(57,715)	(47,167)
Accumulated other comprehensive loss	(250)	(265)
Total stockholders’ equity	94,550	102,603
Total liabilities and stockholders’ equity	$131,696	$149,074

(1)

The condensed consolidated balance sheet data as of December 31, 2015 was derived from audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$34,953	$38,870	$114,861	$119,418
Cost of revenue	18,050	21,470	58,642	66,172
Gross profit	16,903	17,400	56,219	53,246
Operating expenses:
Sales and marketing	12,730	14,888	40,144	45,423
Research and development	2,850	2,961	8,462	8,104
General and administrative	5,877	5,901	17,954	17,772
Total operating expenses	21,457	23,750	66,560	71,299
Loss from operations	(4,554)	(6,350)	(10,341)	(18,053)
Interest and other income (expense), net
Interest expense	(1)	(3)	(6)	(6)
Other income (expense), net	26	(137)	(146)	(136)
Total interest and other income (expense), net	25	(140)	(152)	(142)
Loss before income taxes	(4,529)	(6,490)	(10,493)	(18,195)
Income tax expense (benefit)	(65)	44	55	170
Net loss	$(4,464)	$(6,534)	$(10,548)	$(18,365)

Net loss per share:
Basic	$(0.13)	$(0.19)	$(0.31)	$(0.55)
Diluted	$(0.13)	$(0.19)	$(0.31)	$(0.55)
Weighted-average shares used to compute net loss per share:
Basic	34,314	34,071	34,524	33,626
Diluted	34,314	34,071	34,524	33,626

See accompanying notes to condensed consolidated financial statements.

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(4,464)	$(6,534)	$(10,548)	$(18,365)
Other comprehensive income (loss):
Foreign currency translation adjustments	(12)	(11)	(69)	(35)
Change in fair value of marketable securities	(15)	10	84	16
Other comprehensive income (loss)	(27)	(1)	15	(19)
Comprehensive loss	$(4,491)	$(6,535)	$(10,533)	$(18,384)

See accompanying notes to condensed consolidated financial statements.

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net loss	$(10,548)	$(18,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,108	4,294
Stock-based compensation	6,638	6,734
Allowance for doubtful accounts receivable	825	457
Deferred income taxes	(158)	(179)
Amortization of premiums on marketable securities, net	247	306
Changes in operating assets and liabilities:
Accounts receivable	21,425	18,596
Prepaid expenses and other current assets	(979)	(437)
Deposits and other assets	(181)	(57)
Accounts payable	(3,023)	(3,362)
Accrued digital media property owner costs	(2,936)	(2,290)
Accrued liabilities	(3,674)	(3,603)
Deferred revenue	—	25
Other liabilities	598	(30)
Net cash provided by operating activities	13,342	2,089
Investing activities:
Purchases of property and equipment	(2,014)	(2,340)
Capitalized software development costs	(3,130)	(2,673)
Change in restricted cash	(33)	—
Purchases of marketable securities	(13,024)	(38,897)
Maturities of marketable securities	22,656	24,684
Net cash provided by (used in) investing activities	4,455	(19,226)
Financing activities:
Repayments of borrowings under capital leases	—	(41)
Proceeds from exercise of common stock options and employee stock purchase plan	1,070	2,127
Repurchases of common stock	(4,966)	—
Cash used to net-share settle equity awards	(666)	—
Net cash provided by (used in) financing activities	(4,562)	2,086
Effect of exchange rate changes on cash and cash equivalents	75	(35)
Change in cash and cash equivalents	13,310	(15,086)
Cash and cash equivalents—Beginning of period	17,859	38,059
Cash and cash equivalents—End of period	$31,169	$22,973
Supplemental disclosures of cash flow information
Cash paid for income taxes	$499	$347
Non-cash investing and financing activities
Purchases of property and equipment under capital lease obligations	$24	$—
Purchases of property and equipment recorded in accounts payable	$25	$32
Stock-based compensation capitalized for internal-use software	$401	$390

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

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. Accordingly, the Company may adopt the standard in January 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company anticipates it will adopt the standard in January 2018 and has not yet selected a transition method. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). This ASU was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. This standard covers accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows and will be effective as of January 1, 2017, with early adoption permitted. The Company does not expect the impact of adopting this standard to be material.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

No customers accounted for 10% or more of the Company’s accounts receivable as of September 30, 2016 or December 31, 2015. One agency customer accounted for 10.4% of the Company’s revenue in the three months ended September 30, 2016. No customers accounted for 10% or more of the Company’s revenue in the three months ended September 30, 2015 and the nine months ended September 30, 2016 and 2015.

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Allowance for doubtful accounts receivable:
Balance – beginning of period	$1,890	$1,606	$1,961	$1,471
Allowance for doubtful accounts receivable	638	234	825	457
Doubtful accounts receivable write-offs	(135)	(377)	(393)	(465)
Balance – end of period	$2,393	$1,463	$2,393	$1,463

3.	Cash, Cash Equivalents, Marketable Securities and Derivative Instruments

The Company’s cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase. Short- and long-term marketable securities are comprised of highly liquid available-for-sale financial instruments (primarily corporate bonds, commercial paper and certificates of deposit) with final maturities of at least three months but no more than 24 months from the date of purchase. None of the Company’s marketable securities were in a continuous loss position for over twelve months as of September 30, 2016.

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

The cost, gross unrealized gains and losses and fair value of the Company’s cash and cash equivalents, marketable securities and foreign currency forward contracts consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2016:
Cash	$20,832	$—	$—	$20,832
Cash equivalents:
Money market funds	10,337	—	—	10,337
Total cash and cash equivalents	31,169	—	—	31,169
Marketable securities:
Corporate bonds	20,419	5	(9)	20,415
Government agency bonds	8,523	2	—	8,525
Commercial paper	3,590	—	—	3,590
Total marketable securities	32,532	7	(9)	32,530
Total cash, cash equivalents and marketable securities	$63,701	$7	$(9)	$63,699

Forward currency forward contracts	$—	$—	$(22)	$(22)

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015:
Cash	$7,638	$—	$—	$7,638
Cash equivalents:
Money market funds	10,221	—	—	10,221
Total cash and cash equivalents	17,859	—	—	17,859
Marketable securities:
Corporate bonds	31,372	—	(78)	31,294
Government agency bonds	6,544	—	(8)	6,536
Commercial paper	4,494	—	—	4,494
Total marketable securities	42,410	—	(86)	42,324
Total cash, cash equivalents and marketable securities	$60,269	$—	$(86)	$60,183

Forward currency forward contracts	$—	$—	$(10)	$(10)

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

In the three months ended September 30, 2016, the Company entered in to a $0.3 million deed as security against overdrafts on a bank account to be used for processing payroll in the United Kingdom. The term of the deed is continuous until it is released by the bank. The amount of the deed is recorded as restricted cash, non-current in the condensed consolidated balance sheets.

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

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following tables present information about the Company’s money market funds, marketable securities and foreign currency forward contracts, measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Fair Value Measurements at September 30, 2016
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$10,337	$—	$—	$10,337

Marketable securities:
Corporate bonds	$—	$20,415	$—	$20,415
Government and agency bonds		8,525		8,525
Commercial paper	—	3,590	—	3,590
Total marketable securities	$—	$32,530	$—	$32,530

Foreign currency forward contracts (2)	$—	$(22)	$—	$(22)

(1)	Included in “Cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of September 30, 2016.
(2)	Included in “Accrued liabilities” in the accompanying condensed consolidated balance sheet as of September 30, 2016.

	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$10,221	$—	$—	$10,221

Marketable securities:
Corporate bonds	$—	$31,294	$—	$31,294
Government and agency bonds	—	6,536	—	6,536
Commercial paper	—	4,494	—	4,494
Total marketable securities	$—	$42,324	$—	$42,324

Foreign currency forward contracts (2)	$—	$(10)	$—	$(10)

(1)	Included in “Cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of December 31, 2015.
(2)	Included in “Accrued liabilities” in the accompanying condensed consolidated balance sheet as of December 31, 2015.

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

The Company expects to continue to realize gains or losses with respect to its foreign currency exposures, net of gains or losses from its foreign currency forward contracts. The Company’s ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that it enters into, the currency exchange rates associated with these exposures and changes in those rates, the net realized gain or loss on its foreign currency forward contracts and other factors. As of September 30, 2016, the notional amount and the aggregate fair value of the forward contracts the Company held to purchase U.S. dollars in exchange for British pounds and euros was $5.2 million. Net foreign exchange transaction gains/(losses) relating to the Company’s British pound sterling and euro forward contracts are included in other income (expense), net in the Company’s condensed consolidated statements of operations.

In the three and nine months ended September 30, 2016, foreign exchange transaction losses, net of foreign exchange gains on our British pound and euro forward contracts, were $0.1 million and $0.4 million, respectively. In the three and nine months ended September 30, 2015, foreign exchange transaction losses, net of foreign exchange gains on our British pound and euro forward contracts, were $0.2 million and $0.3 million, respectively.

6.	Goodwill and Intangible Assets

Goodwill remained unchanged at $3.9 million as of September 30, 2016 and December 31, 2015.

The intangible assets detail for the periods presented (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (years)
September 30, 2016:
Developed technology	$2,950	$(2,787)	$163	0.3
Customer relationships	104	(104)	—	—
Non-compete agreement	53	(53)	—	—
	$3,107	$(2,944)	$163

December 31, 2015:
Developed technology	$2,950	$(2,300)	$650	1.0
Customer relationships	104	(95)	9	0.4
Non-compete agreement	53	(53)	—	—
	$3,107	$(2,448)	$659

Amortization expense for both the three months ended September 30, 2016 and 2015 was $0.2 million. Amortization expense for both the nine months ended September 30, 2016 and 2015 was $0.5 million. Amortization expense related to developed technology is included as a component of “Cost of revenue” in the condensed consolidated statements of operations.

Estimated future amortization expense of purchased intangible assets at September 30, 2016 was as follows (in thousands):

Amount
Three months ending December 31, 2016	$163

7.	Borrowings

In November 2014, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to borrow up to a maximum of $25.0 million collateralized by the Company’s cash deposits, accounts receivable and equipment, as well as certain other assets. The Loan and Security Agreement requires the Company to comply with certain financial and reporting covenants, including maintaining an adjusted quick ratio of at least 1.6 to 1.0. Annual fees under the agreement total one quarter of 1.0% of the average unused balance of the credit line per annum. As of September 30, 2016 and December 31, 2015, the Company had no borrowings outstanding under this credit line and was in compliance with all financial and reporting covenants. The Company determined not to renew the Loan and Security Agreement with SVB and it expired in early November 2016.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Commitments and Contingencies

Leases

The Company leases office facilities under various non-cancellable operating leases that expire through September 2027. Rent expense under operating leases totaled $0.7 million and $2.5 million for the three and nine months ended September 30, 2016, respectively, and totaled $0.7 million and $2.3 million in the three and nine months ended September 30, 2015, respectively. In addition, the Company leases certain equipment and computers under capital lease arrangements that expire in July 2019.

Purchase Commitments

During the normal course of business, to secure adequate ad inventory and impressions for its sales arrangements, the Company periodically enters into agreements with digital media property owners that require purchase of a minimum number of impressions on a monthly or quarterly basis. Purchase commitments as of September 30, 2016 expire on various dates through December 2016.

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

Preferred Stock

In association with the Company’s initial public offering in 2013 (“IPO”), the board of directors authorized the Company to issue up to 20,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2016 and December 31, 2015 no shares of preferred stock were outstanding.

Common Stock

At September 30, 2016 and December 31, 2015 there were 34,447,903 and 34,455,220 shares of common stock issued and outstanding, respectively. The following table summarizes common stock activity during the nine months ended September 30, 2016:

Number of Shares
Outstanding at December 31, 2015	34,455,220
Option exercises	7,518
RSUs released, net of shares withheld for taxes	903,714
Common stock issued in connection with employee stock purchase plan	446,502
Repurchases of common stock	(1,365,051)
Outstanding at September 30, 2016	34,447,903

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Treasury Stock

In addition to the 1,365,051 shares repurchased in the nine months ended September 30, 2016, the Company has 66,666 shares of treasury stock related to the acquisition of Crowd Science, for a total of 1,431,717 shares of treasury stock. Treasury stock is carried at cost and could be re-issued if the Company determined to do so.

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

The following table summarizes option activity:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1) (in thousands)
Balance at December 31, 2015	4,360	$5.04	6.30	$1,480
Granted	306	$3.61
Exercised	(8)	$1.21
Canceled and forfeited	(509)	$4.81
Balance at September 30, 2016	4,149	$4.97	5.83	$1,785
Vested as of September 30, 2016 and expected to vest thereafter (2)	4,036	$4.97	5.75	$1,763
Vested and exercisable as of September 30, 2016	3,233	$4.84	5.19	$1,661

(1)	The aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding in-the-money options as of those dates.
(2)	Options expected to vest reflect an estimated forfeiture rate.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The weighted average grant date fair value of options granted was $1.93 for both the three and nine months ended September 30, 2016, and was $1.43 and $2.78 in the three and nine months ended September 30, 2015, respectively. The aggregate intrinsic value represents the difference between the market value of the Company’s common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was not material for the three and nine months ended September 30, 2016, respectively, and was $0.1 million and $0.5 million for the three and nine months ended September 30, 2015, respectively.

The following table summarizes restricted stock unit activity:

	Number of Shares (in thousands)	Weighted Average Fair Value at Grant	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1) (in thousands)
Balance at December 31, 2015	1,619	$5.39	0.99	$5,681
Granted	1,914	$3.84
Released	(1,093)	$5.25
Canceled and forfeited	(337)	$4.22
Balance at September 30, 2016	2,103	$4.23	1.29	$8,348

(1)	The intrinsic value of RSUs is based on the Company’s closing stock price as reported by the New York Stock Exchange on September 30, 2016 and December 31, 2015.

The total grant date fair value of RSUs vested during the three- and nine-month periods ended September 30, 2016 was $2.7 million and $5.7 million, respectively. The total grant date fair value of RSUs vested during the three- and nine-month periods ended September 30, 2015 was $2.0 million and $4.0 million, respectively. All of the Company’s RSUs that were released during the three and nine months ended September 30, 2016 and 2015 were net share settled. As such, upon each release date, RSUs were withheld to cover the required withholding tax, which is based on the value of the RSU on the release date as determined by the closing price of the Company’s common stock on the trading day of the settlement date. The remaining amounts are delivered to the recipient as shares of Company common stock.

Modification of Employee Stock Options

On January 2, 2015, the Company modified options to purchase 0.7 million shares of common stock previously granted to non-executive employees with exercise prices over $7.00 per share. The exercise price of the modified options was reduced to $5.14 per share, the closing price of the Company’s common stock on the New York Stock Exchange on January 2, 2015. No other terms of these options were modified. The Company expects to recognize an additional $0.4 million of stock-based compensation expense over the remaining vesting terms of the options as a result of the modification. As of September 30, 2016, an immaterial amount of additional stock-based compensation expense related to the modification remains to be expensed.

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

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The expected term of ESPP shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016			2015
Expected term (years)	0.50	0.50		0.50			0.50
Volatility	56%	56%		56%		56%	-	80%
Risk-free interest rate	0.44%	0.21%	0.44%	-	0.45%	0.07%	-	0.21%
Dividend yield	—	—		—			—

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

Stock repurchase activity under the Company’s stock repurchase program during the nine months ended September 30, 2016 is summarized as follows (in thousands, except share and per share amounts):

	Total Number of Shares Repurchased	Average Price Paid per Share (1)	Amount of Repurchase
Cumulative balance at December 31, 2015	—	$—	$—
Repurchases of common stock (2)	1,365,051	$3.64	4,996
Cumulative balance at September 30, 2016	1,365,051	$3.64	$4,996
(1)	Average price paid per share includes commission.
(2)	Includes $89,000 of cash used to purchase 22,200 treasury shares in late September 2016 that had not yet settled as of September 30, 2016.

In addition to the 1,365,051 shares repurchased under the repurchase program, the Company holds 66,666 shares of treasury stock related to the acquisition of Crowd Science, for a total of 1,431,717 shares of treasury stock. Treasury stock could be re-issued if the Company determined to do so.

Shares Reserved for Future Issuance

At September 30, 2016 and December 31, 2015, the Company has reserved the following shares of common stock for future issuance:

	September 30, 2016	December 31, 2015
Common stock reserved:
Common stock options	4,148,588	4,360,015
Restricted stock units	2,102,651	1,618,543
Shares available for future issuance under the 2013 Plan	4,220,585	3,680,862
Employee stock purchase plan	335,984	437,934
	10,807,808	10,097,354

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

The fair value of options granted to employees is determined using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected term (years)	6.00	6.00	6.00		6.00
Volatility	56%	56%	56%		56%
Risk-free interest rate	1.895%	1.72%	1.895%	1.54%	-	1.79%
Dividend yield	—	—	—		—
Weighted-average fair value	$1.93	$1.43	$1.93		$2.78

The following table summarizes the effects of stock-based compensation related to vesting stock-based awards included in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue (1)	$49	$64	$144	$245
Sales and marketing	706	729	2,152	2,655
Research and development (2)	304	299	924	819
General and administrative	1,078	1,032	3,418	3,015
Total employee stock-based compensation	$2,137	$2,124	$6,638	$6,734

(1)	Excludes $6,000 for the nine months ended September 30, 2015 that was capitalized as part of internal-use software development costs.
(2)

Excludes $126,000, and $401,000 for the three and nine months ended September 30, 2016, respectively, and $132,000 and $384,000 for the three and nine months ended September 30, 2015, respectively, that was capitalized as part of internal-use software development costs.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options during the three and nine months ended September 30, 2016 and 2015. As of September 30, 2016, there was $9.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards, which will be recognized over a weighted average period of 2.04 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

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

The Company’s provision for income taxes consists of federal and state income taxes in the U.S. and income taxes in certain foreign jurisdictions, deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the realization of net operating loss carryforwards. For the three and nine months ended September 30, 2016 and 2015, income tax expense was primarily related to state taxes and taxes due in foreign jurisdictions, primarily India and the United Kingdom.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes our income tax expense and our effective tax rates for the three and nine months ended September 30, 2016 and 2015 (in thousands, except effective tax rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Loss before income taxes	$(4,529)	$(6,490)	$(10,493)	$(18,195)
Income tax expense (benefit)	$(65)	$44	$55	$170
Effective tax rate	1.4%	(0.7)%	(0.5)%	(0.9)%

A valuation allowance is provided when it is more likely than not that the Company’s deferred tax assets will not be realized. The Company’s practice is to establish a full valuation allowance to offset domestic net deferred tax assets. As of September 30, 2016 and December 31, 2015, a full valuation allowance on domestic deferred tax assets were placed due to the uncertainty of realizing future tax benefits from the Company’s net operating loss carryforwards and other deferred tax assets. The federal and state valuation allowance increased by approximately $1.5 million and $4.3 million during the three and nine months ended September 30, 2016, respectively.

As of September 30, 2016, the Company has U.S. federal net operating loss carryforwards of approximately $32.6 million, expiring beginning in 2026. As of September 30, 2016, the Company has U.S. state and local net operating loss carryforwards of approximately $23.7 million, expiring beginning in 2016.

11.	Net Loss per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

Net Loss per Share Attributable to Common Stockholders	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(4,464)	$(6,534)	$(10,548)	$(18,365)

Denominator:
Weighted-average shares used in computing net loss per share:
Basic	34,314	34,071	34,524	33,626
Weighted-average effect of potentially dilutive shares:
Stock options	—	—	—	—
Restricted stock units	—	—	—	—
Diluted	34,314	34,071	34,524	33,626
Net loss per share:
Basic	$(0.13)	$(0.19)	$(0.31)	$(0.55)
Diluted	$(0.13)	$(0.19)	$(0.31)	$(0.55)

The following weighted-average equity shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	4,084	4,667	4,235	3,738
Restricted stock units	562	466	507	391
Convertible common stock warrants	—	—	—	5
Employee stock purchase plan	31	96	52	109

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	Segments and Geographical Information

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Domestic	$32,584	$33,544	$105,494	$100,311
Foreign	2,369	5,326	9,367	19,107
Total revenue	$34,953	$38,870	$114,861	$119,418

The Company’s long-lived assets are primarily located in the United States.

13.	Subsequent Event

As disclosed on our Form 8-K filed November 9, 2016, on November 8, 2016, the board of directors of the Company (the “Board”) approved a restructuring plan designed to reduce its operating expenses to realign the Company's cost structure with revenue. The Company anticipates that the restructuring plan will be implemented through the first quarter of 2017 and is currently expected to result in incremental fourth quarter 2016 cost savings of approximately $1.3 million. The elements of the Company’s restructuring plan include a workforce reduction and real estate consolidation.

As part of the restructuring plan, the Company expects to reduce its workforce by approximately 13 employees by the end of 2016. The changes to the workforce may vary by country, based on local legal requirements, as appropriate. In the fourth quarter of 2016, the Company expects the workforce reduction to result in approximately $1.4 million in severance costs and all other actions under the plan to result in costs of approximately $0.1 million. The Company will continue to consider additional restructuring activities as it deems necessary.

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

We generate revenue by delivering digital video ads on internet-connected devices. Our ads run when users choose to view video content on their devices. Advertising campaigns occur when customers submit orders to us and we fulfill those orders by delivering their digital video ads to audiences available through digital media properties, a process that we refer to as an advertising campaign. Advertising customers typically pay us on a CPM basis, of which we generally pay digital media property owners a negotiated percentage. Our customers primarily consist of large global brands and their advertising agencies. In the three months ended September 30, 2016, we had 438 customers, including 57 of the top 100 U.S. advertisers as ranked by Advertising Age magazine in 2015 (“the AdAge 100”), such as American Express, AT&T, GlaxoSmithKline, Home Depot and McDonald’s.

In 2015 we launched YFA, our buy-side programmatic buying solution. Programmatic buying is the automated purchase of digital advertising inventory through a combination of machine-based transactions, data and algorithms. Programmatic buying systems are an emerging and growing trend in the buying of digital advertising inventory. Advertisers are recognizing that an increased use of programmatic buying systems may constitute an effective way to achieve their campaign goals and cost savings. Our YFA buy-side programmatic solution is currently integrated with dozens of advertising partners. We expect revenue generated through our YFA platform to grow as the number of partners integrated with the platform grows and as these partners increasingly use the platform.

On November 9, 2016, we announced the commencement of a comprehensive review of strategic alternatives and have engaged advisors related to such review. We have not made any determination to enter into any strategic transaction, and there is no assurance that our review of strategic alternatives will result in any transaction being entered into or consummated.

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

Goodwill

As of September 30, 2016 goodwill recorded on our condensed consolidated balance sheet totaled $3.9 million. YuMe, Inc. is a single reporting unit for the purposes of reviewing impairment and recoverability of goodwill.

In accordance with FASB ASC 350, “Intangibles – Goodwill and Other,” we perform a goodwill impairment analysis at least annually (in the last quarter of each fiscal year), unless indicators of impairment exist in interim periods. However, because of the decline in the market price of our common stock (as quoted on the New York Stock Exchange) during the third quarter 2015, we performed a qualitative assessment as of September 30, 2015 to determine if it was more likely than not that the fair value of the YuMe, Inc. reporting unit exceeded its carrying value. In making this assessment, we evaluated overall business and macroeconomic conditions since the date of our last quantitative assessment, which was as of December 31, 2014.

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

Recent Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. Accordingly, we may adopt the standard in January 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We anticipate we will adopt the standard in January 2018 and we have not yet selected a transition method. We are currently evaluating the impact of adopting the new revenue standard on our consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the standard clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. We are currently evaluating the impact of adopting this standard.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). This ASU was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. This standard covers accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows and will be effective as of January 1, 2017, with early adoption permitted. We do not expect the impact of adopting this standard to be material.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Condensed Consolidated Statements of Operations Data:	(dollars in thousands)
Revenue	$34,953	100.0%	$38,870	100.0%	$114,861	100.0%	$119,418	100.0%
Cost of revenue	18,050	51.6	21,470	55.2	58,642	51.1	66,172	55.4
Gross profit	16,903	48.4	17,400	44.8	56,219	48.9	53,246	44.6
Operating expenses
Sales and marketing	12,730	36.4	14,888	38.3	40,144	35.0	45,423	38.0
Research and development	2,850	8.2	2,961	7.6	8,462	7.4	8,104	6.8
General and administrative	5,877	16.8	5,901	15.2	17,954	15.6	17,772	14.9
Total operating expenses	21,457	61.4	23,750	61.1	66,560	58.0	71,299	59.7
Loss from operations	(4,554)	(13.0)	(6,350)	(16.3)	(10,341)	(9.0)	(18,053)	(15.1)
Loss before income taxes	(4,529)	(13.0)	(6,490)	(16.7)	(10,493)	(9.1)	(18,195)	(15.2)
Net loss	$(4,464)	(12.8)%	$(6,534)	(16.8)%	$(10,548)	(9.2)%	$(18,365)	(15.4)%

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)
Revenue	$34,953	$38,870	$(3,917)	(10.1)%	$114,861	$119,418	$(4,557)	(3.8)%

For the three months ended September 30, 2016, revenue decreased $3.9 million, or 10.1%, compared to the three months ended September 30, 2015. The decrease in revenue was driven by a $2.9 million decrease in international revenue and a $1.0 million decrease in domestic revenue. The decrease in international revenue was primarily driven by a decline in sales in certain of our European offices associated largely with personnel turnover. The decrease in domestic revenue was primarily driven by certain brand advertisers spending less on our platform due to the effects of prior operational issues. The average revenue per advertising customer for the three months ended September 30, 2016 was $78,000, an increase of 16.8%, compared to $67,000 for the three months ended September 30, 2015. The increase in average revenue per advertising customer was primarily the result of an increase in the amount of spend of our top 20 advertising customers. Our top 20 advertising customers for the three months ended September 30, 2016 accounted for $16.5 million, or 47.2%, of our revenue, compared to $14.8 million, or 38.1%, of our revenue for the three months ended September 30, 2015. We had a total of 438 advertising customers in the three months ended September 30, 2016, a decrease of 23.3%, compared to 571 in the three months ended September 30, 2015. The decrease in the total number of advertisers was primarily a result of a decrease in the number of international advertising customers.

For the nine months ended September 30, 2016, revenue decreased $4.6 million, or 3.8%, compared to the nine months ended September 30, 2015. The decrease in revenue was primarily driven by a $9.8 million decrease in international revenue partially offset by a $5.2 million increase in domestic revenue. The decrease in international revenue was primarily driven by a decline in sales in certain of our European offices associated largely with personnel turnover. The average revenue per advertising customer for the nine months ended September 30, 2016 was $152,000, an increase of 9.1%, compared to $139,000 for the nine months ended September 30, 2015. The increase in average revenue per advertising customer was primarily the result of an increase in the amount of spend of our top 20 advertising customers. Our top 20 advertising customers for the nine months ended September 30, 2016 accounted for $50.4 million, or 43.9%, of our revenue, compared to $44.1 million, or 36.9%, of our revenue for the nine months ended September 30, 2015. We had 741 advertising customers in the nine months ended September 30, 2016, a decrease of 12.4%, compared to 846 in the nine months ended September 30, 2015. The decrease in the total number of advertisers was primarily a result of a decrease in the number of international advertising customers.

Cost of Revenue and Gross Profit

Our cost of revenue primarily consists of costs incurred with digital media property owners, typically under revenue-sharing arrangements. We refer to these costs as traffic acquisition costs. Generally, we incur traffic acquisition costs in the period the advertising impressions are delivered. In limited circumstances, we incur costs based on minimum guaranteed impressions. Cost of revenue also includes ad delivery costs such as labor and related costs, depreciation and amortization related to acquired technologies, internally developed software and data center assets, and internet access costs. These expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized. We expect cost of revenues, including our traffic acquisition costs, to decline in 2016 compared to 2015 levels.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)
Cost of revenue	$18,050	$21,470	$(3,420)	(15.9)%	$58,642	$66,172	$(7,530)	(11.4)%
Percent of revenue	51.6%	55.2%			51.1%	55.4%
Gross profit	$16,903	$17,400	$(497)	(2.9)%	$56,219	$53,246	$2,973	5.6%
Percent of revenue	48.4%	44.8%			48.9%	44.6%

For the three months ended September 30, 2016, cost of revenue decreased $3.4 million, or 15.9%, compared to the three months ended September 30, 2015. The decrease was primarily attributable to a $3.6 million decrease in traffic acquisition costs, third party services and ad delivery costs, partially offset by an increase of $0.2 million in other costs of revenues, including depreciation and amortization costs. Traffic acquisition costs decreased due to the decline in revenue and better targeting of suitable digital media inventory. For the three months ended September 30, 2016, cost of revenue, as a percentage of revenue, decreased to 51.6% from 55.2% for the three months ended September 30, 2015.

For the nine months ended September 30, 2016, cost of revenue decreased $7.5 million, or 11.4%, compared to the nine months ended September 30, 2015. The decrease was primarily attributable to a $7.2 million decrease in traffic acquisition costs, third party services and ad delivery costs. Additionally, other costs of revenues, including labor costs, decreased $0.3 million. Traffic acquisition costs decreased due to the decline in revenue, improvements in operational efficiency and better targeting of suitable digital media inventory. For the nine months ended September 30, 2016, cost of revenue, as a percentage of revenue, decreased to 51.1% from 55.4% for the nine months ended September 30, 2015.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)
Sales and marketing	$12,730	$14,888	$(2,158)	(14.5)%	$40,144	$45,423	$(5,279)	(11.6)%
Percent of revenue	36.4%	38.3%			35.0%	38.0%

For the three months ended September 30, 2016, sales and marketing expenses decreased $2.2 million, or 14.5%, compared to the three months ended September 30, 2015. The decrease was primarily attributable to a decrease in employee compensation, benefits and other employee-related expenses, including stock-based compensation, primarily as a result of a decrease in the number of employees within our sales and marketing organization. For the three months ended September 30, 2016, sales and marketing expenses, as a percentage of revenue, decreased to 36.4% from 38.3% for the three months ended September 30, 2015, primarily as a result of the decrease in the number of sales and marketing employees.

For the nine months ended September 30, 2016, sales and marketing expenses decreased $5.3 million, or 11.6%, compared to the nine months ended September 30, 2015. The decrease was primarily attributable to a decrease in employee compensation, benefits and other employee-related expenses, including stock-based compensation, primarily as a result of a decrease in the number of employees within our sales and marketing organization. For the nine months ended September 30, 2016, sales and marketing expenses, as a percentage of revenue, decreased to 35.0% from 38.0% for the nine months ended September 30, 2015, primarily as a result of the decrease in the number of sales and marketing employees.

Research and Development

We engage in research and development efforts to create and enhance our existing data-science capabilities and proprietary technologies. Our research and development expenses primarily consist of salaries, benefits and stock-based compensation for our engineers, product development and information technology personnel. Research and development expenses also include outside services and consulting, depreciation, facilities and other overhead costs. We capitalize a portion of our research and development costs attributable to internally developed software.

As of September 30, 2016 and 2015, we had 147 and 134 research and development employees, respectively. As of September 30, 2016, 113 research and development employees were located in our Chennai and Pune, India offices. We expect our research and development expenses to increase as we continue to invest in the research and development of our products, and to increase as a percentage of revenue in the short term. We believe that our eleven-year operating history and our ability to attract and retain the large pool of engineering talent available in India will help us expand our engineering resources and capabilities cost-effectively.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)
Research and development	$2,850	$2,961	$(111)	(3.7)%	$8,462	$8,104	$358	4.4%
Percent of revenue	8.2%	7.6%			7.4%	6.8%

For the three months ended September 30, 2016, research and development expenses decreased $0.1 million, or 3.7%, compared to the three months ended September 30, 2015. The decrease was attributable to a decrease of $0.1 million in employee compensation, benefits and other employee-related expenses, including stock-based compensation. For the three months ended September 30, 2016, research and development expenses, as a percentage of revenue, increased to 8.2% from 7.6% for the three months ended September 30, 2015, primarily as a result of the increase in equipment support and maintenance and the decline in revenue.

For the nine months ended September 30, 2016, research and development expenses increased $0.4 million, or 4.4%, compared to the three months ended September 30, 2015. The increase was attributable to an increase of $0.4 million in other departmental expenses, including equipment support and maintenance. For the nine months ended September 30, 2016, research and development expenses, as a percentage of revenue, increased to 7.4% from 6.8% for the nine months ended September 30, 2015, primarily as a result of the increase in equipment support and maintenance.

General and Administrative

Our general and administrative expenses primarily consist of salaries, benefits and stock-based compensation for our executive, finance, legal, human resources and other administrative employees. General and administrative expenses also include outside consulting, legal and accounting services, and facilities and other supporting overhead costs. We expect general and administrative expenses to remain at current levels in the near term.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)
General and administrative	$5,877	$5,901	$(24)	(0.4)%	$17,954	$17,772	$182	1.0%
Percent of revenue	16.8%	15.2%			15.6%	14.9%

For the three months ended September 30, 2016, general and administrative expenses decreased $24,000, or 0.4%, compared to the three months ended September 30, 2015. The decrease was primarily attributable to a $0.2 million decrease in employee compensation, benefits and other employee-related expenses, partially offset by an increase of $0.1 million in other general and administrative expenses, including increases in bad debt expense. For the three months ended September 30, 2016, general and administrative expenses, as a percentage of revenue, increased to 16.8% from 15.2% for the three months ended September 30, 2015, as a result of the decrease in revenue.

For the nine months ended September 30, 2016, general and administrative expenses increased $0.2 million, or 1.0%, compared to the three months ended September 30, 2015. The increase was primarily attributable to a $0.6 million increase in other general and administrative expenses, including rent and bad debt expense and outside legal and consulting fees related to our proxy contest. The incremental increase in general and administrative costs related to our proxy contest was $0.8 million in the nine months ended September 30, 2016. Partially offsetting this increase was a decrease of $0.4 million in employee compensation, benefits and other employee-related expenses. For the nine months ended September 30, 2016, general and administrative expenses, as a percentage of revenue, increased to 15.6% from 14.9% for the nine months ended September 30, 2015, primarily as a result of the proxy contest-related expenses.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest income earned on our cash equivalents and marketable securities, interest expense on our capital lease obligations, accretion and amortization on marketable securities, gains and losses on our derivative instruments and foreign exchange gains and losses.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change $	2016	2015	Change $
	(in thousands)
Interest income	$147	$180	$(33)	$485	$486	$(1)
Interest expense	(1)	(3)	2	(6)	(6)	—
Accretion and amortization on marketable securities	(66)	(108)	42	(244)	(304)	60
Transaction loss on foreign exchange	(66)	(292)	226	(742)	(280)	(462)
Gain (loss) on derivative instruments	11	83	(72)	357	(35)	392
Other non-operating income (loss), net	—	—	—	(2)	(3)	1
Interest and other income (expense), net	$25	$(140)	$165	$(152)	$(142)	$(10)

For the three months ended September 30, 2016, interest and other income (expense), net was $25,000 compared to $(0.1) million for the three months ended September 30, 2015. The change was primarily due to $(0.1) million in foreign transaction exchange losses in the three months ended September 30, 2016 compared to a $(0.3) million loss in the three months ended September 30, 2015 as a result of fluctuations in the U.S. dollar against the British pound sterling and euro. In addition, we realized a gain of $11,000 on our derivative instruments in the three months ended September 30, 2016 compared to a gain of $0.1 million in the three months ended September 30, 2015. Our investments in derivative instruments are intended to mitigate a portion of our foreign transaction exchange gains and losses reported as income or expense on our statements of operations.

For the nine months ended September 30, 2016, interest and other income (expense), net was $(0.2) million compared to $(0.1) million for the nine months ended September 30, 2015. The change was primarily due to $(0.7) million in foreign transaction exchange losses in the three months ended September 30, 2016 compared to a $(0.3) million loss in the nine months ended September 30, 2015 as a result of fluctuations in the U.S. dollar against the British pound sterling and euro. In addition, we realized a $0.4 million gain on our derivative instruments in the nine months ended September 30, 2016 compared to a $35,000 loss in the nine months ended September 30, 2015.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change $	2016	2015	Change $
	(in thousands)
Income tax expense (benefit)	$(65)	$44	$(109)	$55	$170	$(115)

For the three and nine months ended September 30, 2016 and 2015, income tax expense was primarily related to state taxes and taxes due in foreign jurisdictions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(4,464)	$(6,534)	$(10,548)	$(18,365)
Adjustments:
Interest expense	1	3	6	6
Income tax expense (benefit)	(65)	44	55	170
Depreciation and amortization expense	1,682	1,567	5,090	4,294
Stock-based compensation expense	2,137	2,124	6,638	6,734
Proxy contest expenses	—	—	815	—
Total Adjustments	3,755	3,738	12,604	11,204
Adjusted EBITDA	$(709)	$(2,796)	$2,056	$(7,161)

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

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities. As of September 30, 2016, we had $63.7 million in cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities as of September 30, 2016 are comprised of money market funds, corporate bonds, U.S. government and agency bonds and commercial paper. Cash held internationally as of September 30, 2016 totaled $5.3 million.

In November 2014, the Company entered into a Loan and Security Agreement with SVB to borrow up to a maximum of $25.0 million collateralized by the Company’s cash deposits, accounts receivable and equipment, as well as certain other assets. The Loan and Security Agreement requires the Company to comply with certain financial and reporting covenants, including maintaining an adjusted quick ratio of at least 1.6 to 1.0. Annual fees under the agreement total one quarter of 1.0% of the average unused balance of the credit line per annum. As of September 30, 2016 and December 31, 2015 the Company had no borrowings outstanding under this credit line and was in compliance with all financial and reporting covenants. The Company determined not to renew the Loan and Security Agreement with SVB and it expired in early November 2016.

On February 18, 2016, we announced a $10 million share repurchase program. The repurchase program has no set expiration date, but, subject to market conditions and other factors, is intended to be completed over the twelve months following its announcement. Purchases under this repurchase program are made in the open market and are intended to comply with Rule 10b-18 under the Exchange Act. The cost of the repurchased shares is funded from available working capital. Such repurchased shares are held in treasury and are presented using the cost method. As of September 30, 2016, we had purchased 1,365,051 shares of our common stock for $5.0 million (including 22,200 shares repurchased for $0.1 million that had not yet settled as of September 30, 2016) at an average price of $3.64 per share.

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

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2016	2015
Condensed Consolidated Statements of Cash Flows Data:	(in thousands)
Net cash provided by operating activities	$13,342	$2,089
Net cash provided by (used in) investing activities	$4,455	$(19,226)
Net cash provided by (used in) financing activities	$(4,562)	$2,086

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

We generated $13.3 million of cash from operating activities during the nine months ended September 30, 2016, primarily resulting from our net loss of $10.5 million, adjusted for non-cash charges related to:

•	Depreciation and amortization of $5.1 million;
•	Stock-based compensation of $6.6 million;
•	Allowance for doubtful accounts receivable of $0.8 million;
•	Amortization of premiums on marketable securities, net of $0.2 million; and
•	Deferred income taxes of $(0.1) million.

In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows:

•	$21.4 million from a decrease in accounts receivable due to the timing of receipts from advertising customers;
•	$(1.0) million from an increase in prepaid expenses and other current assets primarily due to the timing of payments for rent, insurance and other operating costs;
•	$(9.6) million from a decrease in accounts payable, accrued digital media property owner costs and other accrued liabilities as a result of the timing of payments to our vendors; and
•	$0.6 million from an increase in other liabilities.

We generated $2.1 million of cash from operating activities during the nine months ended September 30, 2015, primarily resulting from our net loss of $18.4 million, adjusted for non-cash charges related to:

•	Depreciation and amortization of $4.3 million;
•	Stock-based compensation of $6.7 million;
•	Allowance for doubtful accounts receivable of $0.5 million;
•	Amortization of premiums on marketable securities, net of $0.3 million; and
•	Deferred income taxes of $(0.2) million.

In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows:

•	$18.6 million from a decrease in accounts receivable due to the timing of receipts from advertising customers;
•	$0.4 million from an increase in prepaid expenses and other current assets primarily due to the timing of payments for rent, insurance and other operating costs; and
•	$(9.3) million from a decrease in accounts payable, accrued digital media property owner costs and other accrued liabilities as a result of the timing of payments to our vendors.

Investing Activities

Our primary investing activities consist of (i) purchases of property and equipment to support the build out of our data centers and software to support website development and operations, and our corporate infrastructure, (ii) expenditures to develop internal-use software, and (iii) purchases of marketable securities, net of sales and maturities. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and website and internal-use software and development.

We generated $4.5 million of cash from investing activities during the nine months ended September 30, 2016. Significant cash increases (decreases) are as follows:

•	$(2.0) million to purchase property, equipment and software;
•	$(3.1) million to develop software for internal use;
•	$(13.0) million to purchase marketable securities; and
•	$22.7 million of proceeds from the maturities of marketable securities.

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

Financing Activities

Our financing activities consist primarily of the issuance of common stock upon the exercise of stock options and pursuant to our employee stock purchase plan, and, beginning in the three months ended March 31, 2016, tax payments related to net share settlement of equity awards and repurchases of our common stock.

We used $4.6 million of cash in financing activities during the nine months ended September 30, 2016. We used $5.0 million for repurchases of common stock and used $0.7 million to net-share settle equity awards, partially offset by $1.1 million of proceeds received for the issuance of common stock in association with our employee stock purchase plan and from the exercise of common stock options.

We generated $2.1 million of cash from financing activities during the nine months ended September 30, 2015. We received $2.1 million of proceeds for the issuance of common stock in association with our employee stock purchase plan and from the exercise of common stock options, partially offset by $41,000 of repayments of borrowings under capital leases.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of September 30, 2016 and December 31, 2015.

Contractual Obligations

We lease various office facilities, including our corporate headquarters in Redwood City, California, under non-cancellable operating lease agreements that expire through September 2027. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. Rent expense under operating leases totaled $0.7 million and $2.5 million for the three and nine months ended September 30, 2016 and totaled $0.7 million and $2.3 million for the three and nine months ended September 30, 2015, respectively.

We also have capital lease obligations and enter into agreements with digital media property owners that require the purchase of a minimum number of impressions on a monthly or quarterly basis. Our capital lease obligations mature in July 2019 and our purchase commitments expire on various dates through December 2016.

Our future minimum payments under these arrangements as of September 30, 2016 were as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating lease obligations	$18,235	$3,365	$7,460	$3,301	$4,109
Capital lease obligations	23	8	15	—	—
Traffic acquisition costs and other purchase commitments	175	175	—	—	—
Total minimum payments	$18,433	$3,548	$7,475	$3,301	$4,109

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. We have determined our uncertain tax positions as of September 30, 2016 will not result in any additional taxes payable by us. As a result, no amounts are shown in the table above relating to uncertain tax positions.

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

To provide a meaningful assessment of the interest rate risk within our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our portfolio. Based on investment positions as of September 30, 2016 a hypothetical 100 basis point increase in interest rates across all maturities in our portfolio would result in an immaterial incremental decline in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity. As such, we do not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. We do not enter into investments for trading or speculative purposes.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the British pound sterling and Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and we expect we will continue to experience fluctuations in our net income (loss) as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and intercompany balances that are denominated in currencies other than the U.S. dollar. In the three and nine months ended September 30, 2016, foreign exchange transaction losses recorded to our condensed consolidated statements of operations, net of foreign exchange gains on our British pound and euro forward contracts, were $0.1 million and $0.4 million, respectively. In the three and nine months ended September 30, 2015, foreign exchange transaction losses recorded to our condensed consolidated statements of operations, net of foreign exchange gains on our British pound and euro forward contracts, were $0.2 million and $0.3 million, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter ended September 30, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred net losses of $10.5 million in the nine months ended September 30, 2016 and incurred net losses of $16.7 million and $8.7 million for 2015 and 2014, respectively. We had net income of $0.3 million and $6.3 million for 2013 and 2012, respectively. We had an accumulated deficit of $57.7 million as of September 30, 2016. In 2015 and 2014, we did not generate sufficient revenue to offset operating expenses, which may occur in future periods as well. Our revenue has declined in recent periods as a result of a variety of factors, including intense competition and difficulties extending our geographical reach and our offerings, and we cannot assure you that our revenue will not decline further. You should not consider our historical revenue growth or operating expenses prior to recent periods as indicative of our future performance. If our revenue growth rate continues to decline or our operating expenses exceed expectations, our financial performance will be adversely affected. Further, if our future growth and operating performance fail to meet investor or analyst expectations, it could have a materially negative effect on our stock price.

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

We commenced operations in 2004 and, as a result, we have only a limited operating history upon which you can evaluate our business and prospects in a rapidly evolving industry. Because the digital video advertising industry is relatively new, we will encounter risks and difficulties frequently encountered by early-stage companies in rapidly evolving industries, including the need to:

•	Maintain our reputation and build trust with advertisers and digital media property owners;
•	Offer competitive pricing to advertisers (including periodic discounting) and digital media properties;
•	Compete with larger, better capitalized competitors in addressing industry trends such as programmatic buying and real-time bidding;
•	Maintain quality and expand quantity of our advertising inventory;
•	Deliver advertising results that are superior to those that advertisers or digital media property owners could achieve through the use of competing providers or technologies;
•	Continue to develop, launch and upgrade the technologies that enable us to provide our solutions;
•	Respond to evolving government regulations relating to the internet, telecommunications, mobile, privacy, marketing and advertising aspects of our business;
•	Identify, attract, retain and motivate qualified personnel; and
•	Cost-effectively manage our operations, including our international operations.

If we do not successfully address these risks, our revenue could decline, our costs could increase, and our ability to pursue our growth strategy and attain profitability could be compromised.

Our quarterly operating results fluctuate and are difficult to predict, and our results are likely to fluctuate and be unpredictable in the future. As such, our operating results have fallen short of our expectations in the past and could fall below our expectations or investor expectations in the future.

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

Digital video advertising is shifting, in part, to programmatic buying, real-time bidding (“RTB”) and header bidding systems. Programmatic buying is the automated purchase of digital advertising inventory through a combination of machine-based transactions, data and algorithms. RTB, a subset of programmatic buying, is the real-time purchase and sale of advertising inventory on an impression-by-impression basis on ad exchanges. Header bidding refers to the process by which publishers offer inventory to multiple advertising exchanges or other buyers prior to communicating with the publisher's ad server. Programmatic buying, RTB and header bidding are emerging and growing trends in the buying and selling of digital advertising inventory. The recognition by advertisers that an increased use of programmatic buying, RTB and header bidding systems may constitute an effective way to achieve their campaign goals and cost savings, and the recognition by digital media property owners that they may achieve greater returns from an increased use of programmatic buying, RTB and header bidding systems is challenging our traditional pricing model. There can be no assurance that such trends, or the acceleration of such trends, will not erode our revenue. In 2014, we introduced Video Reach, our first generation demand-side programmatic buying solution which had limited revenue impact. We have continued to invest resources in expanding our programmatic products. In June 2015 we launched YuMe for Advertisers, or YFA, which is our second generation demand-side programmatic buying solution. We recently developed and currently offer a full end-to-end video-based programmatic solution. We may be unable to successfully sell, integrate or maintain this solution and there can be no assurance that our advertising customers or our network of digital media property owners will embrace or adopt our programmatic solution. The acceleration of these programmatic trends along with the lack of customer adoption of our programmatic solutions would cause our revenue to decrease and our business to suffer. In addition, the adoption of header bidding and resulting changes in advertiser and publisher behavior may lead to greater competition for available inventory, rapidly changing pricing dynamics and greater volatility in our operating results.

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

Most of our research and development and ad operations are conducted in India. In addition, we have operations in Europe and Latin America, and may continue to expand our international operations into other countries. We expect to continue to rely on significant cost savings obtained by concentrating our research and development and ad operations work in India, rather than in the San Francisco Bay Area. However, the rate of wage inflation has historically been higher in India than in the United States, and we may not be able to maintain these cost savings in the future. If the cost of development and engineering work in India were to significantly increase or the labor environment in India were to change unfavorably, we would no longer be able to rely on these cost savings or may need to move our development, engineering and ad operations work elsewhere. Accordingly, if we are unable to rely on these significant cost savings, we would lose a competitive advantage, we may not be able to sustain our growth and our profits may decline.

Other risks associated with our international operations include:

•

The difficulty of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations, particularly labor, environmental, data privacy and other laws and regulations that govern our operations in those countries;

•	The challenge of managing a development team in geographically disparate locations;
•	Changes or volatility in currency exchange rates, especially the euro and British pound sterling, which are the functional currencies for most of our European operations;
•	Potential customer perceptions about receiving ad operations support services from India, where our ad operations team is based;
•	Legal uncertainties regarding foreign taxes, tariffs, quotas, export controls, export licenses, import controls and other trade barriers;
•	Economic and political instability and high levels of wage inflation;
•	Potentially adverse tax consequences;
•	Legal requirements for transfer, processing and use of data generated through our operations in foreign countries;
•	Greater difficulty in enforcing contracts;
•	Heightened risks of unethical, unfair or corrupt business practices, actual or alleged, in certain regions;
•	Weaker intellectual property protection in some countries; and
•	Difficulties and costs in recruiting and retaining talented and capable individuals in foreign countries.

Any of these factors could harm our international operations and businesses and impair our ability to continue expanding into international markets.

Risks Relating to the Referendum of the United Kingdom’s Membership of the European Union.

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

We have expanded our international operations over the past five years. However, we have a limited sales operations history as a company outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the challenges of multiple cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Expanding internationally subjects us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:

•	Establishing and maintaining effective controls at foreign locations and the associated increased costs;
•	Challenges inherent to efficiently managing a number of employees over large geographic distances;
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

Further expansion or contraction of our international operations may require significant management attention and financial resources and may place burdens on our management, administrative, operational and financial infrastructure. Additionally, in most instances digital media properties can change the terms and supply of ad inventory they make available to us at any time and if digital media properties increase the cost and/or reduce the supply of inventory available to us in international markets, our growth forecasts in these markets may suffer. Further, if our revenue from our international operations, and particularly from our operations in the countries and regions on which we have focused our spending, do not exceed the expense of establishing and maintaining these operations, our business and operating results will suffer. Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake will not be successful. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.

Our growth forecasts may suffer if we fail to gather sufficient data in a particular international market and effectively coordinate the demand for and supply of advertising inventory.

Our performance in a particular geographical market depends on having sufficient advertiser clients and publishers in that market utilizing our solution and our ability to coordinate the demand for and supply of advertising inventory in that market. In most instances digital media properties can change the terms and supply of ad inventory they make available to us at any time and if digital media properties increase the cost and/or reduce the supply of inventory available to us in international markets we may not be coordinated for optimization. As such, as we target new geographic markets, a failure to effectively manage demand for and the supply of advertising inventory could impair our growth forecasts in these markets and could result in lost revenue.

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

Failure to properly manage our growth could seriously harm our business.

We have periodically experienced, and in the future we may experience, significant growth in our business. If we do not effectively manage our growth, the quality of our solutions may suffer, which could negatively affect our reputation and demand for our solutions. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational and financial resources and our infrastructure. Our future success will depend, in part, upon the ability of our senior management to manage growth effectively. Among other things, this will require us to:

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

We have experienced and in the future we may periodically experience attrition in key executive management positions. For example, on November 9, 2016, Jayant Kadambi (former President and Chief Executive Officer), James Soss (former Executive Vice President, North American Operations) and Hardeep Bindra (former Executive Vice President, Operations) terminated employment with the Company.  The loss of members of our senior management team and other key employees could significantly limit our ability to achieve our strategic objectives. We do not maintain key-person insurance on any of these employees. Our future success also depends on our ability to continue to attract, retain and motivate highly skilled employees, particularly employees with technical skills that enable us to deliver effective advertising solutions and sales and customer support representatives with experience in digital video advertising and strong relationships with brand advertisers, agencies and digital media properties. Competition for these employees in our industry is intense and we have experienced difficulty in recruiting and retaining them. Many of the companies with which we compete for experienced personnel also have greater resources than we have. Competition for qualified personnel is particularly intense in the San Francisco Bay Area, where our headquarters are located, and in Chennai, India, where our engineering and research and development resources are primarily located. As a result, we may be unable to attract or retain these management, technical, sales, marketing and customer support personnel that are critical to our success, resulting in harm to our key customer relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs. Additionally, our ability to achieve revenue growth in the future will depend, in part, on our success in recruiting, retaining and training sufficient numbers of sales personnel. These new employees require training in order to achieve full productivity. The timing of these activities may continue to negatively impact sales productivity. Additionally, the loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and pursue our business goals.

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

A part of our historical growth strategy is to pursue additional acquisitions or investments in other businesses or individual technologies where the acquisition fits within our strategic goals and we could complete it at an attractive valuation. Any acquisition or investment may require us to use significant amounts of cash, issue potentially dilutive equity securities or incur debt. In addition, acquisitions involve many risks, any of which could harm our business, including:

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

In the United States, we have 11 patents issued, 20 non-provisional patent applications pending and one provisional patent application pending. We also have 41 foreign patent applications pending. There can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, or that these patents will not be challenged by third parties or found to be invalid or unenforceable. We have eight registered trademarks in the United States, 39 registered trademarks in foreign jurisdictions and are also pursuing the registration of additional trademarks and service marks in the United States and in locations outside the United States. Effective trade secret, copyright, trademark and patent protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming.

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

Our agreements with partners, employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

We rely in part on confidentiality agreements and other restrictions with our customers, partners, employees, consultants and others to protect our proprietary technology and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Despite our efforts to protect our proprietary technology, processes and methods, unauthorized parties may attempt to misappropriate, reverse engineer or otherwise obtain and use them. Moreover, policing unauthorized use of our technologies, products and intellectual property is difficult, expensive and time-consuming, particularly in foreign countries where applicable laws may be less protective of intellectual property rights than those in the United States, and where enforcement mechanisms for intellectual property rights may be weak. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

As a public company we are required to evaluate and determine the effectiveness of our internal control over financial reporting and to provide a management report on our internal control over financial reporting. This requires that we incur substantial internal costs to maintain and expand our accounting and finance functions and that we expend significant management efforts.

We have had significant operations both in the United States and India and more limited operations in Europe and Latin America. Historically, we have had separate systems of internal controls covering our international operations, which may have included control deficiencies. We are in the process of consolidating these systems and remediating any control deficiencies, and we may experience difficulties with the consolidation that could harm our operations and cause our business to suffer. There are inherent limitations in all control systems, no evaluation of controls can provide assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur due to simple error or mistake. Also, controls can be circumvented by individual acts, by collusion of two or more people, or by management override of the controls. Any system of controls is designed in part based on certain assumptions on the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals for the potential future conditions. Over time, controls can become inadequate due to changes in conditions or deterioration in the degree of compliance with policies and procedures.

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

We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal income tax purposes, including any limitations that may be imposed under Section 382 of the Internal Revenue Code as a result of our IPO. At September 30, 2016, we had federal net operating loss carryforwards of $32.6 million, which expire at various dates beginning in 2026. At September 30, 2016 had state and local net operating loss carryforwards of $23.7 million, which expire beginning in 2016. Our gross state net operating loss carryforwards are separate from our federal net operating loss carryforwards and expire over various periods beginning in 2016, based on individual state tax law.

We periodically assess the likelihood that we will be able to recover our net deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, we concluded that a full valuation allowance against our net U.S. deferred tax assets should be applied as of September 30, 2016. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period this determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current tax provision. These events could have a material impact on our reported results of operations.

If the market price of our common stock sustains additional declines, our investments in recorded goodwill could be impaired.

As of September 30, 2016 goodwill recorded on our consolidated balance sheet totaled $3.9 million. In light of the decline in the market price of our common stock during the third quarter of 2015, we performed an interim goodwill impairment test as of September 30, 2015. Based on the results of that test, we determined that the goodwill recorded on its consolidated balance sheet was not impaired. However, if the market price of our common stock experiences further and sustained declines from current levels, or if other events or circumstances change that would more likely than not reduce the fair value of YuMe below its respective carrying value, all or a portion of the $3.9 million of goodwill may be impaired in future periods. Other events or circumstances that could reduce the fair value of YuMe include (i) an adverse change in macroeconomic conditions; (ii) negative changes in the advertising technology market; (iii) increased cost factors that have a negative effect on our earnings and cash flows; (iv) negative or overall declining financial performance compared with our actual or projected results of relevant prior periods; and (v) other events such as changes in our management, or other key personnel, our strategy, or our customers. Any impairment charges that we may incur in the future could be material to our results of operations and financial condition.

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

Our stock price has been and is likely to remain volatile. Since shares of our common stock were sold in our IPO at a price of $9.00 per share, our stock price has ranged from $2.35 to $12.08 through November 8, 2016. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

We had approximately 34.4 million shares of common stock outstanding as of September 30, 2016. Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

As of September 30, 2016, approximately 10.8 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans have been registered under registration statements on Form S-8 and, subject to grants, vesting arrangements and exercise of options and the restrictions of Rule 144 in the case of our affiliates, may become available for sale in the public market.

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

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in aggregate, beneficially own approximately 46% of our outstanding common stock. These persons, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

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

We recently announced that we have commenced a comprehensive review of strategic alternatives to enhance stockholder value.  There can be no assurance that this review process will result in a transaction, or that if a transaction does occur, that it will successfully enhance stockholder value.  In addition, our business could be negatively affected by the announcement that we are exploring strategic alternatives.

On November 9, 2016, we announced that we have commenced a comprehensive review of strategic alternatives and have retained advisors to assist us during that review. There can be no assurance that this review process will result in a transaction, or that if a transaction does occur, that it will successfully enhance stockholder value. In addition, the announcement that we have commenced a review of strategic alternatives may create uncertainty about our prospects as an independent business entity, cause concern to our current or potential customers and partners, and make it more difficult to attract and retain qualified executive and other key personnel. If customers choose to reduce spending with us or do business with our competitors instead of us because of any such issues or perceptions, then our business, operating results and financial condition would be adversely affected. The review process may also be costly, time-consuming, disrupt our operations, divert the attention of management and our employees or result in changes in our management team or our board of directors, all of which could materially and adversely affect our operations and operating results. In addition, our stock price may experience periods of increased volatility as a result of these activities or related rumors and speculation.

Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

In February 2016, our board of directors approved a share repurchase program of up to $10.0 million. Through September 30, 2016, we have repurchased $5.0 million of shares of our common stock under such program. The timing and actual number of shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability and other market conditions. The stock repurchase program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

On February 18, 2016, we announced a $10 million share repurchase program. The authorization has no set expiration date, but, subject to market conditions and other factors, is intended to be completed over the twelve months following its announcement. Purchases under this repurchase program are made in the open market and are intended to comply with Rule 10b-18 under the Exchange Act. The cost of the repurchased shares is funded from available working capital. Such repurchased shares are held in treasury and are presented using the cost method. As of September 30, 2016, we had purchased a total of 1,365,051 shares of our common stock in the open market for $5.0 million (including 22,200 shares repurchased for $0.1 million that had not yet settled as of September 30, 2016) at an average price of $3.64 per share.

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the purchase date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. The table below is a summary of stock repurchases for the three months ended September 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publically Announced Program	Approximate Dollar Value of Shares that Remain Eligible for Purchase under the Program (in thousands)
				$7,284
July 1 – July 31, 2016	218,672	$3.57	218,672	6,504
August 1 – August 31, 2016	274,515	$3.47	274,515	5,553
September 1 – September 30, 2016 (2)	143,326	$3.62	143,326	5,034
Total (2)	636,513	$3.53	636,513	$5,034
(1)	Average price paid per share includes commission.
(2)	Includes $89,000 of cash used to purchase 22,200 treasury shares in late September 2016 that had not yet settled as of September 30, 2016.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

 Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit	Description of Exhibit

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101 INS**	XBRL Instance Document

101 SCH**	XBRL Taxonomy Extension Schema

101 CAL**	XBRL Taxonomy Extension Calculation

101 DEF**	XBRL Taxonomy Extension Definition

101 LAB**	XBRL Taxonomy Extension Labels

101 PRE**	XBRL Taxonomy Extension Presentation

*	Filed herewith.

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

YuMe, Inc.

/s/ Tony Carvalho

Tony Carvalho Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)

Date: November 9, 2016

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