Form 10-K
period 2016-12-31
YuMe Inc
filed 2017-03-10
CIK 1415624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

 (Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $69,491,376 based upon the closing price of the Registrant’s common stock reported for such date by the New York Stock Exchange. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded from that calculation because such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2017, there were 34,038,483 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for its 2017 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference in Part III of this Form 10-K.

NOTE REGARDING FORWARD-LOOKNG STATEMENTS

Unless expressly indicated or the context requires otherwise, the terms “YuMe,” “Company,” “we,” “us” and “our” in this document refer to YuMe, Inc., and, where appropriate, its wholly-owned subsidiaries.

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1: “Business,” Part I, Item 1A: “Risk Factors,” and Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include, for example, statements about:

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

• Our strategy and competition;

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

YuMe, Inc.

FORM 10-K

GLOSSARY

To assist you in reading this Annual Report, we have provided definitions of some of the terms and acronyms that we use:

“Ad exchange”—A digital marketplace that enables advertisers and digital media property owners to buy and sell advertising impressions.

“Advertising campaign”—The process by which we deliver a brand advertiser’s digital video advertisements to audiences available through digital media properties and third party ad exchanges in order to fulfill the overall objectives, including the contractual requirements, of the advertising campaign awarded to us by advertising customers.

“Audience Amplifier”—Our machine-learning tool that uses correlative data models to find audiences that YuMe expects to be receptive to specific brand messages based on data collected from the YuMe SDKs, as well as third party data sources.

“Brand advertising”—Advertising that features a particular company, product or service in a manner intended to establish long-term, positive attitudes toward such brand.

“Brand attitudes”—A measure of a person’s positivity or negativity towards a brand.

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

“Impression”—The exposure of the ad content on a publisher site.

“Lift”—The percentage improvement in a tested metric.

“Message recall”—A measure of advertising effectiveness in which a sample of respondents who were exposed to an advertising campaign and at a later time are asked if they recall the primary message of an advertising campaign.

“PQI”—YuMe’s Placement Quality Index, our contextual scoring system that assesses the quality of ad placements in order to optimize placements for brand results. PQI algorithms dynamically score advertising inventory based on prior calculations of brand related results and current advertising campaign measures such as video completion rate, player size, player location, content relevancy and advertising campaign objectives.

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

“YuMe SDKs”—YuMe’s Audience Aware Software Development Kit, our proprietary software that digital media property owners embed in websites and applications residing on other devices, along with a related set of implementation tools.

“YFA”—YuMe for Advertisers, our comprehensive demand-side platform (“DSP”) system enabling programmatic procurement of YuMe inventory as well as third party supply-side platform inventory.

PART I

ITEM 1.	BUSINESS

Overview

YuMe is a leading independent provider of multi-screen programmatic video advertising technology, connecting brand advertisers, digital media property owners and consumers of video content across a growing range of internet-connected devices. YuMe offers advertising customers full service marketing solutions by combining programmatic buying tools and data-driven technologies with deep insight into audience behavior. In 2015 we announced the launch of YFA, which is our DSP, to find relevant audiences and deliver targeted advertising. YuMe technologies also provide monetization opportunities for global digital media property owners.

Our digital video advertising solutions are purpose-built for brand advertisers, advertising agencies and digital media property owners. Through a sophisticated platform of proprietary embedded software, data science, machine-learning algorithms, and programmatic tools we deliver video advertising campaigns to relevant, brand-receptive digital audiences. We aggregate these audiences across a wide range of internet-connected devices, which include personal computers, smartphones, tablets, set-top boxes, game consoles and internet-connected TVs, by providing global digital media property owners with proprietary software that monetizes their professionally produced content and applications with our advertising campaigns. Our industry leadership is reflected in our wide audience reach, advanced programmatic capabilities, large customer base and scale in data derived from our large embedded software base.

For our advertising customers, we overcome the complexities of delivering digital video brand advertising campaigns in a highly fragmented environment where audiences use an increasing variety of internet-connected devices to access thousands of online and mobile websites and applications. Our solutions deliver brand-optimized video advertising campaigns seamlessly across internet-connected devices and we deliver those solutions to customers through direct sales and through our programmatic buying platform (both managed and self-service). Our platform optimizes advertising campaign results that are relevant to brand advertisers, such as brand awareness, message recall, brand favorability, and purchase intent. We believe brand advertisers and brand-focused agencies can find particular benefit in our private marketplace programmatic offering through which brand advertisers are able to programmatically manage the audiences and digital media properties where their campaigns will run.

For global digital media property owners that supply advertising inventory, we offer technologies that enable us to make their inventory available to advertising customers and deliver digital video ads to the audiences that are optimized for specific advertising customer needs. In order to categorize these audiences our technology stack gathers first party data through our cross-device SDK and incorporates third party data from partners. We then apply our data science capabilities to aggregate audiences that will be relevant to brand advertisers. In combination, these capabilities allow us to deliver ads to audiences that we expect to be receptive to specific brand messages, which drives better monetization for digital media property owners.

The core of our business relies on our sophisticated platform that encompasses customized embedded software, programmatic advertising buying tools and data science capabilities. Our YuMe SDKs are embedded by our digital media property owners and collect data that we use for our advanced audience modeling algorithms, continuously improving our ability to optimize advertising campaigns around results that are relevant to brand advertisers. Our Placement Quality Index (“PQI”) inventory scoring system uses YuMe SDKs and other data sources to assess through algorithms the quality of ad placements and optimize placements for maximum brand advertising results. Our Audience Amplifier machine-learning tool uses data gathered by YuMe SDKs in its correlative data models to find audiences that we expect to be receptive to specific brand messages.

Over our twelve-year operating history we have amassed a vast amount of data derived from our large installed base of YuMe SDKs that are embedded in online and mobile websites and entertainment applications residing on millions of internet-connected devices. This allows us to deliver TV-like ads, enhanced and customized for each specific device type, and collect valuable advertisement viewership data. We collect billions of data points each year from ad impressions we deliver. As we grow our audience and advertiser footprint, we are able to collect even more data, which in turn enables us to improve the efficacy of our targeting models, further improving the utility of our solutions and driving increased adoption of our technology.

We generate revenue by delivering digital video ads on internet-connected devices. Our ads run when users choose to view video content on their devices. Advertising campaigns occur when customers submit orders to us directly through our programmatic software or in a managed service and we fulfill those orders by delivering their digital video ads to audiences available through digital media properties and third party ad exchanges, a process that we refer to as an advertising campaign. Advertising customers typically pay us on a CPM basis, of which we generally pay digital media property owners a negotiated percentage. In cases where our programmatic buying platform is used by our advertising customers to source inventory from a third party ad exchange we may collect a transaction fee. Our customers primarily consist of large global brands and their advertising agencies. In 2016, we had 846 customers, including 76 of the top 100 U.S. advertisers as ranked by Advertising Age magazine in 2015 (“the AdAge 100”), such as American Express, AT&T, GlaxoSmithKline, Home Depot and McDonald’s.

Industry Background

Advertising is generally divided into two broad categories: direct response and branding. Direct response advertising is designed to induce some specific action, while brand advertising is designed to establish long-term, positive consumer attitudes toward a company or its products or services without, necessarily, a specific call to action. While direct response advertisers measure advertising campaign effectiveness against consumer response to an advertisement’s call to action, brand advertisers measure advertising campaign effectiveness against metrics such as reach (how many consumers within the advertiser’s target audience were exposed to the advertisement) and frequency (how many times was the consumer within the target audience exposed to the advertisement). Brand advertisers may conduct post-advertising campaign surveys with their target audience to measure how well an advertising campaign increased brand-relevant metrics, such as brand awareness, message recall, brand favorability and purchase intent.

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

We believe TV brand advertisers are increasingly following their target audiences onto digital video and allocating more of their budgets to digital video advertising. New solutions such as programmatic platforms, which allow buyers to see and purchase inventory in real-time and sellers to reach multiple buyers, are increasing the reliability and volume of digital brand advertising transactions. Brand advertisers and digital media property owners increasingly use sophisticated data sciences to measure the value of inventory and audiences both in real-time and in private marketplaces. Brand advertisers in particular are drawn to private marketplaces where they can use their own customer collected data and control the inventory providers and the data measurement. As new solutions address the challenges advertisers face with deploying digital video brand advertising campaigns in a fragmented ecosystem, we believe this market is poised to capture increasing amounts of TV advertising spend.

The YuMe Solution

Our solutions are built for brand advertisers, advertising agencies and digital media property owners that produce content and applications. We have built our software stack and data-science capabilities to deliver reliable advertising campaign results for brand advertisers and monetization for digital media property owners. We deliver TV-like video ads when users choose to view video content on their devices, the vast majority of which are prominently displayed before the chosen video content is displayed. We call these ad opportunities, “placements.” We source these placements via direct relationships with digital media property owners and through programmatic ad exchanges where digital media property owners may offer their placement inventory for automated purchasing through programmatic means. We then deliver ads in these placements to audiences across internet-connected devices. With our data-science capabilities, including data collection and sophisticated analytics, our advertiser customers reach large-scale, brand-receptive audiences, and digital media property owners capture brand advertising revenue with their content and applications. In 2015 we announced the launch of our demand-side programmatic platform (YFA) which enables advertiser customers to buy advertising inventory in real-time and in private marketplaces customized for specific advertisers’ needs.

We have developed our solutions on three pillars: embed, learn and deliver. We embed our YuMe SDKs as part of online and mobile websites and applications residing on millions of personal computers, smartphones, tablets, and other devices, yielding valuable data; we learn from that data to build our audience and contextual targeting models; and using our platform we deliver TV-scale campaigns to audiences that we expect to be receptive to specific brand messages.

We believe our software and solutions have advantages that others cannot offer. Our solutions, including YFA, YuMe SDKs, first party data collection and data-science capabilities, monetization opportunities for global digital media property owners and a consultative sales force, combine to make each component more valuable. High PQI ratings enable digital media property owners to attract the best premium brand-advertising to optimize their inventory, maximize CPM and deliver brand value.

Our solutions:

Aggregate large fragmented audiences – Through our embedded YuMe SDKs, we aggregate millions of digital video viewers on more than a thousand digital media properties, across websites and applications residing on a range of devices. The YuMe SDKs, which are customized for individual devices, allow us to deliver relevant and distinct video ad experiences to a range of different devices and audiences, while simultaneously collecting device, content and audience-specific data on the brand performance of those ad placements. The YuMe SDK can be incorporated directly with a digital media property owner, or inserted into ad exchanges using an IAB industry standard VPAID wrapper.

Reach brand-receptive audiences at scale – Our Audience Amplifier method applies machine-learning technology to first party data that we collect from the YuMe SDKs, as well as third party data, in order to identify viewers within our aggregated audience and in public ad exchanges who we expect to be receptive to specific brand messages. We refer to these viewers as brand-receptive audiences. We use characteristics of these audiences to identify additional viewers that may deliver similar or better brand receptivity.

Deliver targeted ads in valuable brand contexts – Our contextual targeting capabilities are designed to ensure that brand advertisements are delivered in the relevant context alongside high-quality content.

Help digital media property owners capture brand dollars – Digital media property owners can use our technologies for creating, managing, monetizing and measuring cross-platform digital video brand advertising inventory. Using our technologies, digital media property owners can monitor how their content is valued, how it performs for brand advertising buyers and how many sales they have generated based on that performance. Digital media property owners can also leverage this information to better monetize their inventory.

Help advertising customers target relevant audiences – Advertising customers can access relevant audiences through YFA, both in real-time bidding and through private marketplaces. YFA provides a programmatic system for generating, targeting, delivering and measuring campaigns across multiple platforms, thousands of digital media properties and multiple third party inventory aggregators called ad exchanges. Private marketplaces give brand advertisers a custom curated programmatic platform to apply specific requirements on inventory buying. This is particularly attractive to brand advertisers who want to closely manage the placement and audiences for their ads.

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

YuMe for Advertisers

In June 2015 we announced the launch of YFA which is our demand-side programmatic video buying technology platform providing advertisers with access to multi-screen video audiences at scale with a full suite of unique branding solutions. YFA is a comprehensive demand-side platform that connects brand advertising buyers to relevant digital media property audiences and inventory. YFA delivers an intuitive user interface, multi-screen breadth, brand performance-driving advertising products and integrated third party technologies to support video branding objectives. In addition to buying inventory in real-time, advertising customers using YFA can create private marketplaces to customize the digital media properties and owners relevant for their specific brands.

YFA allows advertising customers to access our programmatic platform and use our sales or managed services team to assist in creating, optimizing and running campaigns. Our YFA programmatic platform can run campaigns across multiple internet-connected devices and through multiple digital media property owners and aggregators. When using YFA, advertising customers can access differentiated audiences from YuMe digital media properties and other audiences through third party supply-side platforms (“SSPs”) and ad exchanges. This gives customers the flexibility to extend their objectives as needed.

YuMe for Publishers

Our technologies provide digital media property owners with scalable, cross-platform monetization opportunities for their advertising inventory. We deliver our technology through a cloud-based hosted platform, ensuring a high level of reliability, scalability and performance, with minimal upfront technology investments by our partners.

Our Core Technologies

YuMe Software Development Kits – The YuMe SDKs consist of software that is embedded by digital media property owners as part of websites and applications residing on a range of different devices, along with a related set of implementation tools. Our YuMe SDKs solve the problem of addressing a fragmented audience because they are customized for each device type based on the specific hardware, software and viewing capabilities of the device. They enable delivery of video ads, customized interactive ads and rich experiences built on video, interactivity and web elements. YuMe SDKs collect relevant data needed to drive our other technologies including our advanced audience targeting and ad placement algorithms.

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

The data collected through our YuMe SDKs, including 30 or more variables per ad placement, feed into our PQI and Audience Amplifier technologies to form the core of our data-science capabilities. At the core of our contextual targeting technology is our PQI, an extensible set of scoring and targeting algorithms that use data collected by our YuMe SDKs to optimize all aspects of video advertising and monetization of digital media property owners’ inventory.

YuMe Placement Quality Index (PQI) – YuMe’s PQI is an extensible set of scoring and targeting algorithms that use data collected by our YuMe SDKs to optimize video advertising, targeting and performance across digital media properties. The algorithms continually analyze data from the YuMe SDKs, such as viewership, video completion rate, player size, player location, content relevancy, and advertising campaign objectives. Our PQI is easily extensible to include other measures as we determine their relevancy. First party data collected directly by YuMe, second party data, such as publisher registration data, and third party data, such as anonymized cookie-based data licensed from data providers, can be used together or separately to inform the PQI algorithms. Based on the results of PQI calculations, we deliver the right ad to the right audience at the right time.

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

YuMe Audience Amplifier – Audience Amplifier is our data-driven audience measurement, modeling and segmentation engine that delivers relevant addressable audiences at scale. Audience Amplifier is a cross-platform predictive planning tool that finds addressable brand-receptive audiences across a large and highly fragmented ecosystem. While not cookie dependent, Audience Amplifier integrates learning and data from various sources including PQI, our YuMe SDKs, our opt-in audience surveys, and second and third party data to model the large cross-platform brand-receptive audience that meets specific advertiser objectives. Our platform delivers PQI targeted advertising campaigns, measures effectiveness based on data supplied by the YuMe SDKs and feeds that effectiveness data to Audience Amplifier, which in turn optimizes the audience targeting model for those advertising campaigns. Audience Amplifier correlates advertising campaign performance with PQI information to create additional audience models that can be utilized in connection with our direct digital media properties and digital media properties available in ad exchanges. The Audience Amplifier audience segments and models are then used post-advertising campaign to improve YuMe’s overall advertising campaign planning and sales strategy. Advertisers benefit from this feedback loop by getting new audience models and more relevant information on the potential size and quality of audience they can reach, driving increased adoption of our technology.

Our Customers

Our customer base consists primarily of large brand advertisers and the advertising agencies that represent them. In 2016, we had 846 customers, including 76 of the AdAge 100. To reach our advertising customers, we work closely with advertising agencies that build and manage advertiser strategies and tactics.

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

One customer within the OMG corporate structure accounted for 12% of our total revenue in 2016. No single customer accounted for 10% or more of total revenue in 2015 and 2014.

Our Relationships with Digital Media Property Owners

We have direct relationships with digital media property owners, including owners of websites and developers of smartphone and tablet applications, which display digital videos and manufacturers of internet-connected devices. We also source inventory from ad exchanges where digital media property owners may offer their inventory. These relationships provide us with advertising inventory, which we utilize to deliver our digital video advertising solutions to our advertising customers. We do not believe the success of our business is dependent on our relationship with any single digital media property owner or ad exchange.

In creating direct relationships, we seek to identify owners of digital media properties featuring professionally-produced digital video content and applications that, individually or collectively, have the audience scale, composition and accessibility across internet-connected devices to achieve the brand objectives of our brand advertisers. We review a variety of criteria to determine the quality of the advertising inventory and its appropriateness for brand advertising, including video content, video context, the platforms on which video content can be accessed, the characteristics of the viewing audience, the targeting attributes that can be obtained from the digital media property in real-time and the volume of available video streams and impressions.

We reach these digital media property owners through a variety of methods, including outreach by a dedicated business development team, marketing events at trade shows and conferences where digital media property owners may attend, training and “teach-ins” on YuMe technologies.

When sourcing from ad exchanges we use our data science capabilities to identify digital media properties and inventory that we programmatically calculate will perform well for specific advertisers and campaign objectives.

Competition

We operate in a dynamic and competitive market, influenced by trends in both the overall advertising industry as well as the digital video advertising market. We compete with Facebook, Hulu and Google (YouTube and DoubleClick) as well as many privately-owned ad exchanges, demand-side advertiser platforms, sell-side publisher platforms and ad networks. We also face competition from direct response advertising providers who seek to target brands. Some large advertising agencies, which may represent our current customers, build their own relationships with digital media properties and can directly connect advertisers with digital media properties. Other companies that offer analytics, mediation, ad exchange or other third party solutions are or may become intermediaries between advertisers and digital media properties and thereby compete with us.

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

Research and Development

As of December 31, 2016, we had a total of 144 employees primarily engaged in research and development functions, of which 110 were located in our Chennai and Pune, India offices. We believe that our twelve-year operating history and our ability to attract and retain the large pool of engineering talent available in India help us to scale our business cost-effectively.

Our research and development expense was $11.0 million, $10.9 million and $5.9 million in 2016, 2015 and 2014, respectively.

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

In the United States, we have 11 patents issued, 12 non-provisional patent applications pending and one provisional patent application pending. We also have 23 foreign patent applications pending. The issued patents expire between the years 2026 and 2033.

“YuMe,” the YuMe Y TV logo, “Audience Amplifier,” “Audience-Aware SDK,” “PQI,” “The Science Behind Influence,” “YFA” and our other logos or product names are our registered or common law trademarks in the United States and certain other countries. Other trademarks and trade names referred to in this Annual Report are the property of their respective owners.

Government Regulation

We are subject to many U.S. and foreign laws and regulations that are applicable to companies engaged in the business of providing video advertising on digital media. In addition, many areas of law that apply to our business are still evolving, and could potentially affect our business to the extent they restrict our business practices or impose a greater risk of liability.

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

In addition, digital media solutions are generally not restricted by geographic boundaries, and our solutions reach devices throughout the world. Although we do not use data that identifies specific people by name, and we take steps to avoid collecting such personally identifiable information, the definition of personally identifiable information, personal information or personal data under applicable data protections laws, varies by country and is evolving to capture a wider set of data commonly used for online targeting (in some cases including IP addresses and other online identifiers). Where this is the case, our business may be subject to strict regulations about our use of this data. We currently transact business in Europe, Latin America and Asia and, as a result of these evolving data protection laws, some of our activities may also be subject to the laws of these foreign jurisdictions. In particular, European data protection laws are often more restrictive regarding the collection and use of data than those in U.S. jurisdictions. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business. Future regulations may affect our ability to collect and use data and could harm our business.

Asset Impairment

For internally developed software, we perform regular recoverability assessments in order to evaluate any impairment indicators or changes to useful lives. During the fourth quarter of 2016, we determined not to allocate any future resources to market, develop and maintain our YFP 5.0 supply-side platform for publishers since it was not generating sufficient revenue to cover its related costs. Our assessment determined YFP 5.0 to be fully impaired and we recorded a one-time non-cash asset impairment charge of $0.9 million related to YFP 5.0 in operating expenses.

Restructuring

On November 8, 2016, our board of directors approved a restructuring plan designed to reduce our operating expenses, realign our cost structure with revenue, better manage our costs and more efficiently manage our business. The restructuring plan was implemented in the fourth quarter of 2016 and completed in the first quarter of 2017. Restructuring expenses totaled $1.6 million and were recorded as restructuring expenses on our consolidated statements of operations in the fourth quarter of 2016. Elements of the restructuring plan included a workforce reduction of approximately 7%, which included employee severance pay and related expenses of $1.2 million, acceleration of our former chief executive officer’s stock-based compensation expense of $0.3 million as a result of his termination without cause and facility exit expenses of $0.1 million. We do not expect to incur any additional expenses under the restructuring plan. As of December 31, 2016, we had $0.8 million of restructuring liabilities included in accrued liabilities on our consolidated balance sheet, which consisted primarily of employee severance pay and related expenses. We expect the restructuring liability to be fully paid in the first quarter of 2017.

Review of Strategic Alternatives

On November 9, 2016, we announced the commencement of a comprehensive review of strategic alternatives and have engaged advisors related to such review. We have not made any determination to enter into any strategic transaction, and there is no assurance that our review of strategic alternatives will result in any transaction being entered into or consummated.

Employees

As of December 31, 2016, we had 505 employees, of whom 81 were primarily engaged in the delivery of advertising campaigns, which we account for as a cost of revenue, 204 were primarily engaged in sales and marketing, 144 were primarily engaged in research and development and 76 were primarily engaged in general and administrative functions. Of these employees, 222 are located in the United States, 228 are located in India and 55 are located in other foreign jurisdictions, primarily Europe. None of our employees are represented by a labor union. Employees in certain European countries are represented by workers’ councils and also have the benefits of collective bargaining arrangements at the national level. We consider our relationship with our employees to be good.

Facilities

Our corporate headquarters is located in Redwood City, California and consists of approximately 20,400 square feet of office space pursuant to lease agreements that expire between October 2019 and October 2021. Our headquarters accommodates our principal sales, marketing, customer support and administrative activities. We occupy office space in Chennai, India consisting of 15,744 square feet under a lease that expires in July 2019. We also occupy office space in Pune, India under a lease that expires in October 2019. Our facilities in India are used primarily for operations support, professional services, customer support, and software development. We also maintain U.S. sales offices in Atlanta, Boston, Chicago, Los Angeles, New York City and international sales offices in London, U.K.; Paris, France; Madrid, Spain; Mexico City, Mexico and Santiago, Chile. We do not own any real property.

We believe that our current facilities are suitable and adequate to meet our current needs and that suitable additional or substitute space will be available as needed in the future to accommodate our operations.

Legal Proceedings

Although we are not currently subject to any material legal proceedings, we may be subject from time to time to various legal proceedings and claims which arise in the ordinary course of our business. The outcome of these and other claims cannot be predicted with certainty; however, we do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition, cash flows or results of operations.

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

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov.

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

We incurred net losses of $7.7 million, $16.7 million and $8.7 million in 2016, 2015 and 2014, respectively. We had an accumulated deficit of $54.9 million as of December 31, 2016. In 2016, 2015 and 2014, we did not generate sufficient revenue to offset operating expenses, which may occur in future periods as well. Our revenue has declined in recent periods as a result of a variety of factors, including intense competition and difficulties extending our geographical reach and our offerings, and we cannot assure you that our revenue will not decline further. You should not consider our historical revenue growth or operating expenses prior to recent periods as indicative of our future performance. If our revenue growth rate continues to decline or our operating expenses exceed expectations, our financial performance will be adversely affected. Further, if our future growth and operating performance fail to meet investor or analyst expectations, it could have a materially negative effect on our stock price.

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

Brand advertisers represented by a limited number of advertising agencies account for a significant portion of our revenue. Specifically,  a single brand advertiser represented by an advertising agency within the OMG corporate structure accounted for approximately 12% of our revenue in the year ended December 31, 2016. A significant reduction in our revenue from digital advertising purchased by these advertising agency customers or by one or more of the brand advertisers that they represent could materially harm our financial condition and results of operations.

Our restructuring and other cost reduction plans may not produce anticipated benefits and may lead to charges that will adversely affect our results of operations.

Commencing in the fourth quarter of 2016, we implemented restructuring and other cost-reduction plans designed to better align our operating expenses with our revenue, better manage our costs, and more efficiently manage our business. Such actions have resulted in disruptions and could continue to result in disruptions to our operations and workforce, and could adversely affect our business. This plan included among other things, a reduction of approximately 7% of our workforce. Actual costs related to such restructuring plans may exceed the amounts that we previously estimated, leading to additional charges as actual costs are incurred. We expect to continue to actively monitor our operating expenses; however, if we do not fully realize the anticipated benefits of any expense reduction initiatives, our business could be adversely affected. We cannot be sure that our efforts to manage expenses and improve our operating leverage will be successful. If our operating expenses are higher than we expect or if we do not maintain adequate control of our costs and expenses, our operating results will suffer.

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

In addition, our advertising agency customers may offer components of our solutions, including selling digital video advertising inventory through their own trading desks. As a result, these advertising agencies are, or may become, our competitors. If they further develop their capabilities they may be more likely to offer their own solutions to advertisers, which could compromise our ability to compete effectively and adversely affect our business, financial condition and operating results.

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

Some large advertising agencies that represent our current advertising customers have their own relationships with digital media properties and can directly connect advertisers with digital media properties. Our business will suffer to the extent that our advertisers and digital media properties purchase and sell advertising inventory directly from one another or through other companies that act as intermediaries between advertisers and digital media properties. Other companies that offer analytics, mediation, ad exchange or other third party solutions have or may become intermediaries between advertisers and digital media properties and thereby compete with us. Any of these developments would make it more difficult for us to sell our solutions and could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share.

We may not be able to integrate, maintain and enhance our advertising solutions to keep pace with technological and market developments.

The market for digital video advertising solutions is characterized by rapid technological change, evolving industry standards and frequent introductions of new products and services. To keep pace with technological developments, satisfy increasing advertiser and digital media property requirements, maintain the attractiveness and competitiveness of our advertising solutions and ensure compatibility with evolving industry standards and protocols, we will need to anticipate and respond to varying product lifecycles, regularly enhance our current advertising solutions and develop and introduce new solutions and functionality on a timely basis. This requires significant investment of financial and other resources. For example, we are required to invest significant resources into integrating our solutions with multiple forms of internet-connected devices in order to maintain a comprehensive advertising platform. We have periodically experienced difficulty integrating our solutions with some digital media properties, advertising agencies and third parties. We may continue to experience similar difficulties and these difficulties will consume financial, engineering and managerial resources and we may not have the financial resources to make investments across all new forms of internet-connected devices in the future. Ad exchanges and other technological developments may displace us or introduce an additional intermediate layer between us and our advertising customers and digital media properties that could impair our relationships with those customers. Our inability, for technological, business or other reasons, to enhance, develop, introduce and deliver compelling advertising solutions in response to changing market conditions and technologies or evolving expectations of advertisers, digital media properties or consumers of digital video advertising could hurt our ability to deliver successful digital video campaigns which could result in our advertising solutions becoming obsolete and a failure to grow or retain our current advertiser base.

Digital video advertising is shifting, in part, to programmatic buying, real-time bidding (“RTB”) and header bidding systems. Programmatic buying is the automated purchase of digital advertising inventory through a combination of machine-based transactions, data and algorithms. RTB, a subset of programmatic buying, is the real-time purchase and sale of advertising inventory on an impression-by-impression basis on ad exchanges. Header bidding refers to the process by which digital media property owners offer inventory to multiple ad exchanges or other buyers prior to communicating with the digital media property owner’s ad server. Programmatic buying, RTB and header bidding are emerging and growing trends in the buying and selling of digital advertising inventory. The recognition by advertisers that an increased use of programmatic buying, RTB and header bidding systems may constitute an effective way to achieve their campaign goals and cost savings, and the recognition by digital media property owners that they may achieve greater returns from an increased use of programmatic buying, RTB and header bidding systems is challenging our traditional pricing model. There can be no assurance that such trends, or the acceleration of such trends, will not erode our revenue. In 2014, we introduced Video Reach, our first generation demand-side programmatic buying solution which had limited revenue impact. We have continued to invest resources in expanding our programmatic products. In June 2015 we launched YuMe for Advertisers, or YFA, which is our second generation demand-side programmatic buying solution. We may be unable to successfully sell, integrate or maintain this solution and there can be no assurance that our advertising customers or our network of digital media property owners will embrace or adopt our programmatic solution. The acceleration of these programmatic trends along with the lack of customer adoption of our programmatic solution would cause our revenue to decrease and our business to suffer. In addition, the adoption of header bidding and resulting changes in advertiser and digital media property owner behavior may lead to greater competition for available inventory, rapidly changing pricing dynamics and greater volatility in our operating results.

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

The success of our business model depends on our ability to deliver digital video advertisements to consumers on a wide variety of internet-connected devices. We believe that digital video advertising is most successful when targeted primarily through analysis of data. This data might include a device’s location or data collected when device users view an ad or video or when they click on or otherwise engage with an ad, or it could include demographic or other data about users’ interests or activities that is licensed in or acquired from third parties. Users may elect not to allow data sharing for targeted advertising for many reasons, such as privacy concerns, or to avoid usage charges based on the amount or type of data consumed on the device. Users may opt out of interest-based advertising by YuMe through the opt-out feature on YuMe’s website or the Network Advertising Initiative’s consumer choices website or other opt-out features that may be developed. In addition, internet-connected devices and operating systems controlled by third parties increasingly contain features that allow device users to disable functionality that allows for the delivery of ads on their devices. Device and browser manufacturers may include or expand these features as part of their standard device specifications. For example, when Apple announced that UDID, a standard device identifier used in some applications, was being superseded and would no longer be supported application developers were required to update their apps to utilize alternative device identifiers such as universally unique identifier, or, more recently, identifier-for-Advertising, which simplify the process for Apple users to opt out of behavioral targeting. In addition, many advertising companies may participate in self-regulatory programs, such as the Network Advertising Initiative or Digital Advertising Alliance, through which they agree to offer users the ability to opt out of behavioral advertising. If users elect to utilize the opt-out mechanisms in greater numbers, our ability to deliver effective advertising campaigns on behalf of our advertisers would suffer, which could hurt our ability to generate revenue and become profitable.

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

Due to our international operations, including our development and ad operations work conducted in India, we are subject to international operational, financial, legal and political risks that could harm our operating results.

Most of our research and development and ad operations are in India. In addition, we have operations in Europe and Latin America, and may continue to expand our international operations into other countries. We expect to continue to rely on significant cost savings obtained by concentrating our research and development and ad operations work in India, rather than in the San Francisco Bay Area. However, the rate of wage inflation has historically been higher in India than in the United States, and we may not be able to maintain these cost savings in the future. If the cost of development and engineering work in India were to significantly increase or the labor environment in India were to change unfavorably, we would no longer be able to rely on these cost savings or may need to move our development, engineering and ad operations work elsewhere. Accordingly, if we are unable to rely on these significant cost savings, we would lose a competitive advantage, we may not be able to sustain our growth and our profits may decline.

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

Risks Relating to the Referendum of the United Kingdom’s Membership of the European Union.

The announcement of the Referendum of the United Kingdom’s (or the U.K.) Membership of the European Union (E.U.) (referred to as Brexit), advising for the exit of the United Kingdom from the European Union, has resulted in significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. As described elsewhere in this report, we translate revenue denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening dollar, our reported international revenue is reduced because foreign currencies translate into fewer U.S. dollars. The announcement of Brexit may also create global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budget on our products and services.

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

Despite our international operations, we have a limited sales operations history as a company outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the challenges of multiple cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Expanding internationally subjects us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:

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

•	Variations in traffic access costs and margins, region by region;
•	Increased competition from local providers of digital video advertising solutions;
•	Longer sales or collection cycles in some countries;
•	Credit risk and higher levels of payment fraud;
•	Compliance with anti-bribery laws, such as the Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act;
•	Compliance with foreign data privacy frameworks, such as the EU Data Privacy Directive (and from May 25, 2018, the successor to the Directive, the General Data Protection Regulation);
•	Currency exchange rate fluctuations;
•	Foreign exchange controls that might prevent us from repatriating cash earned outside the United States;
•	Economic and political instability in some countries;
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

The performance in a particular geographical market depends on having sufficient advertiser clients and publishers in that market utilizing our solution and our ability to coordinate the demand for and supply of advertising inventory in that market. In most instances digital media properties can change the terms and supply of ad inventory they make available to us at any time and if digital media properties increase the cost and/or reduce the supply of inventory available to us in international markets we may not be coordinated for optimization. As such, as we target new geographic markets, a failure to effectively manage demand for and the supply of advertising inventory could impair our growth forecasts in these markets and could result in lost revenue.

We have experienced foreign currency gains and losses and expect to continue to experience those gains and losses. Fluctuations in currency exchange rates can adversely affect our profitability.

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

Although the data we collect does not enable us to determine the actual identity of any individual, our customers or end users might decide not to allow us to collect some or all of the data or might limit our use of it. For example, a digital media property might not agree to provide us with data generated by interactions with the content on its apps, or device users might not consent to share their information about device usage. Additionally, we collect substantially more data from digital media properties using our YuMe SDKs instead of industry standard technologies such as IAB’s Video Ad Serving Template (“VAST”). If more digital media property owners choose to continue to use VAST or other industry standard technologies rather than our proprietary YuMe SDKs, our ability to collect valuable data may be impaired, negatively affecting our business and revenue. Any limitation on our ability to collect data about user behavior and interaction with content could make it more difficult for us to deliver effective digital video advertising programs that meet the demands of our customers. This in turn could harm our revenue and impair our business.

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

In addition, in the EU, Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the “Cookie Directive,” directs EU member states to ensure that storing or accessing information on an internet user’s device, such as through a cookie, is allowed only if the internet user has given his or her consent. Because we lack a direct relationship with internet users, we rely on our digital media property owners, both practically and contractually, to obtain such consent. Some member states have adopted and implemented, and may continue to adopt and implement, legislation that negatively impacts the use of cookies for digital advertising. Some of these member states also require prior express user consent, as opposed to merely implied consent, to permit the placement and use of cookies. Where member states require prior express consent, our ability to deliver advertisements on certain websites or to certain users may be impaired. Furthermore, there are proposals to replace the current Cookie Directive with a new ePrivacy Regulation, slated to take effect in May 2018. If adopted, the Regulation will standardize the currently disparate cookie consent laws across Europe. However, if adopted in its current draft form, it could create significant challenges for digital advertising models as it introduces enhanced cookie consent and transparency requirements, in particular proposing that browser (and similar internet access software) manufacturers should offer users the ability to accept or refuse cookies upon installation of their software.

Our business practices with respect to data could give rise to liabilities, restrictions on our business or reputational harm as a result of evolving governmental regulation, legal requirements or industry standards relating to consumer privacy and data protection.

In the course of providing our solutions, we collect, transmit and store information related to and seeking to correlate internet-connected devices, user activity and the ads we place. Federal, state and international laws and regulations govern the collection, use, processing, retention, sharing and security of data that we collect across our advertising solutions. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data collection, processing use and disclosure. However, the applicability of specific laws may be unclear in some cases and domestic and foreign government regulation and enforcement of data practices and data tracking technologies is expansive, not clearly defined and rapidly evolving. In addition, it is possible that these requirements may be interpreted and applied in a manner that is new or inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any actual or perceived failure by us to comply with U.S. federal, state or international laws, including laws and regulations regulating privacy, data, security or consumer protection, or disclosure or unauthorized access by third parties to this information, could result in proceedings or actions against us by governmental entities, competitors, private parties or others. Any proceedings or actions against us alleging violations of consumer or data protection laws or asserting privacy-related theories could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, adversely affect the demand for our solutions and ultimately result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless our customers from the costs or consequences of litigation resulting from using our solutions or from the disclosure of confidential information, which could damage our reputation among our current and potential customers, require significant expenditures of capital and other resources and cause us to lose business and revenue.

The regulatory framework for privacy issues is evolving worldwide, and various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices, including some directed at the digital advertising industry in particular. It is possible that new laws and regulations will be adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that would affect our business, particularly with regard to collection or use of data to target ads and communication with consumers and the international transfer of data from Europe to the U.S. The U.S. government, including the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for greater regulation of the collection of consumer information, including regulation aimed at restricting some targeted advertising practices. In Europe, in October 2015 the Court of Justice of the European Union invalidated the “US-EU Safe Harbor framework,” which created a safe harbor under the European Data Protection Directive for certain European data transfers to the U.S. We had not self-certified under this regime, and therefore were not directly affected by this decision. In July 2016, the European Commission approved the Privacy Shield, which is a set of principles and related rules that are intended to replace the US-EU Safe harbor framework. The Company is in the process of determining whether to join the Privacy Shield program. Stricter regulation of European data transfers to U.S. in future may impact our ability to serve European customers effectively, or require us to open and operate datacenters in the European Union which would result in a higher cost of doing business in these jurisdictions.

In particular, Europe’s new General Data Protection Regulation (“GDPR”) (which comes into force in May 2018) extends the jurisdictional scope of European data protection law. As a result, we will be subject to the GDPR when we provide our targeting services in Europe. The GDPR imposes stricter data protection requirements that may necessitate changes to our services and business practices. Potential penalties for non-compliance with the GDPR include administrative fines of up to 4% of annual worldwide turnover. Complying with any new regulatory requirements could force us to incur substantial costs or require us to change our business practices in a manner that could reduce our revenue or compromise our ability to effectively pursue our growth strategy.

The FTC has also adopted revisions to the Children’s Online Privacy Protection Act (“COPPA”) that expand liability for the collection of information by operators of websites and other electronic solutions that are directed to children. Questions exist as to how regulators and courts may interpret the scope and circumstances for potential liability under COPPA, and the FTC continues to provide guidance and clarification as to its 2013 revisions of COPPA. FTC guidance or enforcement precedent may make it difficult or impractical for us to provide advertising on certain websites, services or applications. In addition, the FTC recently fined an ad network for certain methods of collecting and using data from mobile applications, including certain applications directed at children, and failing to disclose the data collection to mobile application developers in their network.

While we have not collected data that is traditionally considered personal data, such as name, email address, physical address, phone numbers or social security numbers, we typically collect and store IP addresses, geo-location information, and device or other persistent identifiers that are or may be considered personal data in some jurisdictions or otherwise may be the subject of legislation or regulation. For example, some jurisdictions in the EU regard IP addresses as personal data, and certain regulators, such as the California Attorney General’s Office, have advocated for including IP addresses, GPS-level geolocation data, and unique device identifiers as personal data under California law. Furthermore, when it enters into effect in May 2018, Europe’s GDPR makes clear that online identifiers (such as IP addresses and other device identifiers) will be treated as “personal data” going forward and therefore subject to stricter data protection rules.

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

We depend on digital media properties for advertising inventory for our customers’ advertising campaigns, and any decline in the supply of advertising inventory from these digital media properties could hurt our business.

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

Our business model depends on the continued proliferation of the internet, computers and internet-connected devices, such as smartphones, tablets and internet-connected TVs, as well as the increased consumption of digital video content on the internet through those devices resulting in increased audience fragmentation. However, consumer usage of these internet-connected devices and resulting audience fragmentation may be inhibited for a number of reasons, such as:

•	Inadequate network infrastructure to support advanced features;
•	Users’ concerns about the security of these devices and the privacy of their information;
•	Inconsistent quality of cellular or wireless connections;
•	Unavailability of cost-effective, high-speed internet service;
•	Changes in network carrier pricing plans that charge device users based on the amount of data consumed; and
•	Government regulation of the internet, telecommunications industry, mobile platforms and related infrastructure.

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

Our financial performance is subject to worldwide economic conditions and their impact on advertising spending by brand advertisers, which may be disproportionately affected by economic downturns. Expenditures by advertisers generally tend to reflect overall economic conditions, and to the extent that worldwide economic conditions materially deteriorate or change, our existing and potential advertisers may reduce current or projected advertising budgets and the use of our advertising solutions. In particular, digital video advertising may be viewed by some of our existing and potential advertisers as a lower priority and could cause advertisers to reduce the amounts they spend on advertising, terminate their use of our digital video advertising solutions or default on their payment obligations to us, which could have a material adverse effect on our business, financial condition and results of operations. For example, concerns over the sovereign debt situation in certain countries in the EU, the impact of Brexit, as well as continued geopolitical turmoil in many parts of the world have, and may continue to, put pressure on global economic conditions, which could lead to reduced spending on advertising.

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

Failure to properly manage our future growth could seriously harm our business.

We have periodically experienced, and in the future we may experience, growth in our business. If we do not effectively manage our growth, the quality of our solutions may suffer, which could negatively affect our reputation and demand for our solutions. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational and financial resources and our infrastructure. Our future success will depend, in part, upon the ability of our senior management to manage growth effectively. Among other things, this will require us to:

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

If we do not retain our senior management team and key employees, or attract and retain additional sales and technology talent, we may not be able to grow or achieve our business objectives.

We have experienced and in the future we may periodically experience attrition in key executive management positions. For example, on November 9, 2016, Jayant Kadambi (former President and Chief Executive Officer), James Soss (former Executive Vice President, North American Operations) and Hardeep Bindra (former Executive Vice President, Operations) terminated employment with the Company. The loss of members of our senior management team and other key employees, whether voluntarily or involuntarily, could significantly limit our ability to achieve our strategic objectives. We do not maintain key-person insurance on any of these employees. Our future success also depends on our ability to continue to attract, retain and motivate highly skilled employees, particularly employees with technical skills that enable us to deliver effective advertising solutions and sales and customer support representatives with experience in digital video advertising and strong relationships with brand advertisers, agencies and digital media properties. Competition for these employees in our industry is intense and we have experienced difficulty in recruiting and retaining them. Many of the companies with which we compete for experienced personnel also have greater resources than we have. Competition for qualified personnel is particularly intense in the San Francisco Bay Area, where our headquarters are located, and in Chennai, India, where our engineering and research and development resources are primarily located. As a result, we may be unable to attract or retain these management, technical, sales, marketing and customer support personnel that are critical to our success, resulting in harm to our key customer relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs. Additionally, our ability to achieve revenue growth in the future will depend, in part, on our success in recruiting, retaining and training sufficient numbers of sales personnel. These new employees require training in order to achieve full productivity. The timing of these activities may continue to negatively impact sales productivity. Additionally, the loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and pursue our business goals.

If we cannot foster or maintain an effective corporate culture as we continue to build our business and evolve, our future success could be negatively impacted.

We believe that fostering and maintaining an effective corporate culture that promotes innovation, creativity and teamwork has been and will be in the future a critical contributor to our success. Fostering and maintaining an effective corporate culture will become increasingly difficult as we build our business and implement the more complex business plans and organizational management structures necessary to support our development and to comply with the requirements imposed on public companies. Failure to foster, maintain and further develop our culture could negatively impact our future success.

Mergers, acquisitions or investments may be unsuccessful and may divert our management’s attention and consume significant resources.

A part of our historical growth strategy is to pursue additional mergers, acquisitions or investments in other businesses or individual technologies where such transactions fit within our strategic goals and we could complete it at an attractive valuation. Any merger, acquisition or investment may require us to use significant amounts of cash, issue potentially dilutive equity securities or incur debt. In addition, mergers and acquisitions involve many risks, any of which could harm our business, including:

•	Difficulties in integrating the operations, technologies, solutions and personnel, especially if those businesses operate outside of our core competency of delivering digital video advertising;
•	Cultural challenges associated with integrating employees;
•	Ineffectiveness or incompatibility of acquired technologies or solutions;
•	Potential loss of key employees;
•	Inability to maintain the key business relationships and the reputations of the involved businesses;
•	Diversion of management’s attention from other business concerns;
•	Litigation for activities of the involved companies, including claims from terminated employees, customers, former stockholders or other third parties;
•

In the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;

•	Costs necessary to establish and maintain effective internal controls for the involved businesses;
•	Failure to successfully further develop the acquired technologies in order to achieve appropriate returns on investment; and
•	Increased fixed costs.

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

We develop and offer complex software platforms and other software that is used or embedded by our customers and digital media properties in devices, video technologies, software and operating systems. Complex software often contains defects, particularly when first introduced or when new versions are released. Determining whether our software has defects may occur after versions are released into the market. Defects, errors or unintended performance problems with our software could unintentionally jeopardize the performance of advertising campaigns and digital media properties’ products. This could result in injury to our reputation, loss of revenue, diversion of development and technical resources, increased insurance costs and increased warranty costs. If our software contains any undetected defects, errors or unintended performance problems, our advertising customers may refuse to use it, digital media properties may refuse to embed it into their products and we may be unable to collect data or acquire advertising inventory from digital media properties. These defects, errors and unintended performance problems could also result in product liability claims. Although we attempt to reduce the risk of losses resulting from these claims through warranty disclaimers and limitation of liability clauses in our agreements, these contractual provisions may not be enforceable in every instance. Furthermore, although we maintain errors and omissions insurance, this insurance may not adequately cover these claims. If a court refused to enforce the liability-limiting provisions of our contracts for any reason, or if liabilities arose that were not contractually limited or adequately covered by insurance, our business could be materially harmed.

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

In the United States, we have 11 patents issued, 12 non-provisional patent applications pending and one provisional patent application pending. We also have 23 foreign patent applications pending. There can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, or that these patents will not be challenged by third parties or found to be invalid or unenforceable. We have eight registered trademarks in the United States, 44 registered trademarks in foreign jurisdictions and are also pursuing the registration of additional trademarks and service marks in the United States and in locations outside the United States. Effective trade secret, copyright, trademark and patent protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming.

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

We will remain an emerging growth company until the earliest of: the end of the fiscal year in which the market value of the shares of our common stock held by non-affiliates exceeds $700 million as of June 30, the end of the fiscal year in which we have total annual gross revenue of $1.0 billion, the date on which we issue more than $1.0 billion in non-convertible debt in a three-year period, or December 31, 2018.

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

In November 2016, we let our line of credit with Silicon Valley Bank expire, We cannot be certain that additional financing from lenders will be available to us as needed on acceptable terms, or at all.

Our net operating loss carryforwards may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal income tax purposes, including any limitations that may be imposed under Section 382 of the Internal Revenue Code as a result of our IPO. At December 31, 2016, we had federal net operating loss carryforwards of $27.2 million, which expire at various dates beginning in 2025. At December 31, 2016 had state and local net operating loss carryforwards of $20.7 million, which begin to expire in 2017. Our gross state net operating loss carryforwards are separate from our federal net operating loss carryforwards and expire over various periods beginning in 2017, based on individual state tax law.

We periodically assess the likelihood that we will be able to recover our net deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, we concluded that a full valuation allowance against our net U.S. deferred tax assets should be applied as of December 31, 2016. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period this determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current tax provision. These events could have a material impact on our reported results of operations.

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

Our stock price has been and is likely to remain volatile. Since shares of our common stock were sold in our IPO at a price of $9.00 per share, our stock price has ranged from $2.35 to $12.08 through February 28, 2017. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•	Actual or anticipated variations in quarterly operating results;
•	Changes in financial estimates by us or by any securities analysts who might cover our stock;
•	Conditions or trends in our industry;
•	Stock market price and volume fluctuations of other publicly traded companies and, in particular, those that operate in the advertising, internet or media industries;
•	Announcements by us or our competitors of new product or service offerings, significant acquisitions, strategic partnerships or divestitures;
•	Announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•	Capital commitments;
•	Business disruption and costs related to stockholder activism;
•	Additions or departures of key personnel;
•	Stock repurchase plans; and
•	Sales of our common stock, including sales by our directors and officers or specific stockholders.

In addition, in the past, stockholders have initiated class action lawsuits against technology companies following periods of volatility in the market prices of these companies’ stock. If litigation is instituted against us, we could incur substantial costs and divert management’s attention and resources. We have failed in the past, and may fail in the future, to meet our publicly announced guidance or other expectations about our business and future operating results. Such past failures have caused, and future failures would likely cause, our stock price to decline.

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

We had approximately 33.9 million shares of common stock outstanding as of December 31, 2016. Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

As of December 31, 2016, approximately 10.7 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans have been registered under registration statements on Form S-8 and, subject to grants, vesting arrangements and exercise of options and the restrictions of Rule 144 in the case of our affiliates, may become available for sale in the public market.

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

Actions of activist stockholders against us have been and may continue to be disruptive and costly to us and the possibility that activist stockholders may wage costly future proxy contests or gain additional representation on or control of our board of directors could cause uncertainty about the strategic direction of our business.

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

In February 2016, our board of directors approved a share repurchase program of up to $10.0 million. Through February 28, 2017, we have repurchased $8.1 million of shares of our common stock under such program. The timing and actual number of shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability and other market conditions. The stock repurchase program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Our principal offices occupy approximately 20,400 square feet of leased office space in Redwood City, California pursuant to lease agreements that expire between October 2019 and October 2021. We also maintain offices in Chennai, India; Pune, India; New York City, New York; Los Angeles, California; Atlanta, Georgia; Boston, Massachusetts; Chicago, Illinois; London, England; Paris, France; Madrid, Spain, Mexico City, Mexico and Santiago, Chile. We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS

From time to time the Company may be a party to various litigation matters incidental to the conduct of its business. There is no pending or threatened legal proceeding to which the Company is currently a party that, in management’s opinion, is likely to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock has been listed on the New York Stock Exchange since August 7, 2013, under the symbol “YUME.” Prior to our initial public offering there was no public market for our common stock.

The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported on the New York Stock Exchange.

	First Quarter 2016	Second Quarter 2016	Third Quarter 2016	Fourth Quarter 2016
High	$4.11	$3.94	$4.24	$3.97
Low	$2.90	$3.48	$3.30	$3.22

	First Quarter 2015	Second Quarter 2015	Third Quarter 2015	Fourth Quarter 2015
High	$6.10	$5.60	$5.46	$3.54
Low	$4.83	$4.31	$2.45	$2.61

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock on August 7, 2013 (the date of our IPO) until December 31, 2016, with the comparative cumulative total return of such amount on (i) the NYSE Composite Index, (ii) the S&P Information Technology Index and (iii) the S&P Internet and Software and Services Index over the same period. We have not paid any cash dividends and, therefore, the cumulative total return calculation for YuMe is based solely upon stock price movement and not upon reinvestment of cash dividends. The graph assumes our closing sales price on August 7, 2013 of $9.00 per share as the initial value of our common stock.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	6/30/2015	9/30/2015	12/31/2015	3/31/2016	6/30/2016	9/30/2016	12/31/2016
YuMe, Inc.	$60.22	$28.78	$39.00	41.56	$40.89	$44.11	$39.78
NYSE Composite	117.78	107.48	111.90	113.39	117.38	120.75	125.26
S&P Information Technology	140.30	135.10	147.49	151.32	147.02	165.93	167.91
S&P Internet Software & Services	134.71	146.49	174.93	177.82	170.41	193.23	183.99

	9/30/2013	12/31/2013	3/31/2014	6/30/2014	9/30/2014	12/31/2014	3/31/2015
YuMe, Inc.	$117.78	$82.78	$81.22	$65.56	$55.56	$56.00	$57.67
NYSE Composite	100.56	109.29	111.31	116.85	114.55	116.67	118.01
S&P Information Technology	102.34	115.92	118.56	126.28	132.30	139.24	140.04
S&P Internet Software & Services	102.21	123.09	124.17	128.37	136.64	131.22	135.79

8/07/2013
YuMe, Inc.	$100.00
NYSE Composite	100.00
S&P Information Technology	100.00
S&P Internet Software & Services	100.00

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

Securities Authorized for Issuance under Equity Compensation Plan

The information concerning our equity compensation plan is incorporated by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2016.

Stockholders

As of February 28, 2017, there were 39 registered stockholders of record for our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Unregistered Sales of Equity Securities and Use of Proceeds

a) Sale of Unregistered Securities

None.

b) Use of Proceeds from Public Offering of Common Stock

There have been no material changes in our use of the proceeds from our initial public offering in August 2013.

c) Issuer Purchases of Equity Securities

On February 18, 2016, we announced a $10 million share repurchase program. The repurchase program has no set expiration date and all purchases are subject to applicable rules and regulations, market conditions and other factors. Purchases under this repurchase program are made in the open market and are intended to comply with Rule 10b-18 under the Exchange Act. The cost of the repurchased shares is funded from available working capital. Such repurchased shares are held in treasury and are presented using the cost method. As of December 31, 2016, we had purchased a total of 1,952,909 shares of our common stock in the open market for $7.1 million (including 27,202 shares repurchased for $0.1 million that had not yet settled as of December 31, 2016) at an average price of $3.64 per share.

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the purchase date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. The table below is a summary of stock repurchases for the three months ended December 31, 2016.

Period			Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publically Announced Program	Approximate Dollar Value of Shares that Remain Eligible for Purchase under the Program (in thousands)
						$5,034
October 1	–	October 31, 2016	161,473	$3.88	161,473	4,407
November 1	–	November 30, 2016	228,715	$3.51	228,715	3,605
December 1	–	December 31, 2016 (2)	197,670	$3.59	197,670	2,895
Total (2)			587,858	$3.64	587,858	$2,895
(1)	Average price paid per share includes commission.
(2)	Includes 27,202 treasury shares purchased in late December 2016 for $98,000 that had not yet settled as of December 31, 2016.
(3)	We announced our share repurchase program on February 18, 2016. The total amount authorized for repurchases pursuant to the program was $10 million. The program has no set expiration date.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data is derived from our audited consolidated financial statements. Our historical results are not necessarily indicative of the results to be expected in the future. The selected consolidated financial data should be read together with Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$160,411	$173,254	$177,779	$151,128	$116,744
Cost of revenue (1)	80,190	95,028	93,096	80,242	62,985
Gross Profit	80,221	78,226	84,683	70,886	53,759
Operating expenses:
Sales and marketing (1)	51,676	59,912	65,112	47,118	31,385
Research and development (1)	10,968	10,937	5,908	4,499	2,766
General and administrative (1)	22,513	23,584	21,736	17,992	12,466
Asset impairment	922	—	—	—	—
Restructuring	1,577	—	—	—	—
Total operating expenses	87,656	94,433	92,756	69,609	46,617
Income (loss) from operations	(7,435)	(16,207)	(8,073)	1,277	7,142
Interest and other expense, net:
Interest expense	(7)	(8)	(8)	(47)	(117)
Other expense, net	(299)	(230)	(888)	(239)	(147)
Total interest and other expense, net	(306)	(238)	(896)	(286)	(264)
Income (loss) before income taxes	(7,741)	(16,445)	(8,969)	991	6,878
Income tax (expense) benefit	20	(300)	224	(670)	(612)
Net income (loss)	$(7,721)	$(16,745)	$(8,745)	$321	$6,266
Net income (loss) attributable to common stockholders	$(7,721)	$(16,745)	$(8,745)	$321	$89

Net income (loss) per share attributable to common stockholders:
Basic	$(0.22)	$(0.49)	$(0.27)	$0.02	$0.02
Diluted	$(0.22)	$(0.49)	$(0.27)	$0.02	$0.02
Weighted-average number of shares used in computing net income (loss) per share attributable to common stockholders:
Basic	34,441	33,829	32,591	15,752	4,716
Diluted	34,441	33,829	32,591	17,250	5,545

Other Financial Data:
Adjusted EBITDA (2)	$10,880	$(1,552)	$1,433	$8,975	$11,820

(1)	Stock-based compensation expense included in the consolidated statements of operations data above is as follows:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Cost of revenue	$178	$312	$342	$185	$128
Sales and marketing	2,612	3,403	2,776	1,806	1,215
Research and development	1,200	1,111	482	346	184
General and administrative	4,434	4,053	2,174	1,497	515
Total stock-based compensation	$8,424	$8,879	$5,774	$3,834	$2,042

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$34,700	$17,859	$38,059	$42,626	$27,909
Marketable securities (short- and long-term)	30,992	42,324	28,586	21,481	—
Property, equipment and software, net	11,726	12,110	10,407	6,610	5,551
Working capital	75,721	73,644	89,754	79,498	49,400
Total assets	137,379	149,074	155,042	145,387	90,614
Capital lease obligations, long-term	13	—	—	22	380
Convertible preferred stock	—	—	—	—	76,191
Total stockholders’ equity (deficit)	97,243	102,603	107,948	105,965	(15,329)

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have presented within this Annual Report on Form 10-K adjusted EBITDA, a non-GAAP financial measure. We have provided below a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude expenses for: interest, income taxes, depreciation and amortization, stock-based compensation, and one-time proxy contest, asset impairment and restructuring expenses. We believe that adjusted EBITDA provides useful information to investors in understanding and evaluating our operating results in the same manner as management and the board of directors. This non-GAAP information is not necessarily comparable to non-GAAP information of other companies. Non-GAAP information should not be viewed as a substitute for, or superior to, net income (loss) prepared in accordance with GAAP as a measure of our profitability or liquidity. Users of this financial information should consider the types of events and transactions for which adjustments have been made. The following is a reconciliation of adjusted EBITDA to net income (loss) for the periods indicated below:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Net income (loss)	$(7,721)	$(16,745)	$(8,745)	$321	$6,266
Adjustments:
Interest expense	7	8	8	47	117
Income tax expense (benefit)	(20)	300	(224)	670	612
Depreciation and amortization expense	6,876	6,006	4,620	4,103	2,783
Stock-based compensation expense	8,424	8,879	5,774	3,834	2,042
Proxy contest expense	815	—	—	—	—
Asset impairment	922	—	—	—	—
Restructuring	1,577	—	—	—	—
Total adjustments	18,601	15,193	10,178	8,654	5,554
Adjusted EBITDA	$10,880	$(1,552)	$1,433	$8,975	$11,820

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

Overview

YuMe is a leading independent provider of multi-screen programmatic video advertising technology, connecting brand advertisers, digital media property owners and consumers of video content across a growing range of internet-connected devices. YuMe offers advertising customers full service marketing solutions by combining programmatic buying tools and data-driven technologies with deep insight into audience behavior. In 2015 we announced the launch of YFA, which is our DSP, to find relevant audiences and deliver targeted advertising. YuMe technologies also provide monetization opportunities for global digital media property owners.

Our digital video advertising solutions are purpose-built for brand advertisers, advertising agencies and digital media property owners. Through a sophisticated platform of proprietary embedded software, data science, machine-learning algorithms, and programmatic tools we deliver video advertising campaigns to relevant, brand-receptive digital audiences. We aggregate these audiences across a wide range of internet-connected devices, which include personal computers, smartphones, tablets, set-top boxes, game consoles and internet-connected TVs, by providing global digital media property owners with proprietary software that monetizes their professionally produced content and applications with our advertising campaigns. Our industry leadership is reflected in our wide audience reach, advanced programmatic capabilities, large customer base and scale in data derived from our large embedded software base.

For our advertising customers, we overcome the complexities of delivering digital video brand advertising campaigns in a highly fragmented environment where audiences use an increasing variety of internet-connected devices to access thousands of online and mobile websites and applications. Our solutions deliver brand-optimized video advertising campaigns seamlessly across internet-connected devices, and we deliver those solutions to customers through direct sales and through our programmatic buying platform (both managed and self-service). Our platform optimizes advertising campaign results that are relevant to brand advertisers, such as brand awareness, message recall, brand favorability, and purchase intent. We believe brand advertisers and brand-focused agencies can find particular benefit in our private marketplace programmatic offering through which brand advertisers are able to programmatically manage the audiences and digital media properties where their campaigns will run.

For global digital media property owners that supply advertising inventory, we offer technologies that enable us to make their inventory available to advertising customers and deliver digital video ads to the audiences that are optimized for specific advertising customer needs. In order to categorize these audiences our technology stack gathers first party data through our cross-device SDK and incorporates third party data from partners. We then apply our data science capabilities to aggregate audiences that will be relevant to brand advertisers. In combination, these capabilities allow us to deliver ads to audiences that we expect to be receptive to specific brand messages, which drives better monetization for digital media property owners.

The core of our business relies on our sophisticated platform that encompasses customized embedded software, programmatic advertising buying tools and data science capabilities. Our YuMe SDKs are embedded by our digital media property owners and collect data that we use for our advanced audience modeling algorithms, continuously improving our ability to optimize advertising campaigns around results that are relevant to brand advertisers. Our Placement Quality Index (“PQI”) inventory scoring system uses YuMe SDKs and other data sources to assess through algorithms the quality of ad placements and optimize placements for maximum brand advertising results. Our Audience Amplifier machine-learning tool uses data gathered by YuMe SDKs in its correlative data models to find audiences that we expect to be receptive to specific brand messages.

Over our twelve-year operating history we have amassed a vast amount of data derived from our large installed base of YuMe SDKs that are embedded in online and mobile websites and entertainment applications residing on millions of internet-connected devices. This allows us to deliver TV-like ads, enhanced and customized for each specific device type, and collect valuable advertisement viewership data. We collect billions of data points each year from ad impressions we deliver. As we grow our audience and advertiser footprint, we are able to collect even more data, which in turn enables us to improve the efficacy of our targeting models, further improving the utility of our solutions and driving increased adoption of our technology.

We generate revenue by delivering digital video ads on internet-connected devices. Our ads run when users choose to view video content on their devices. Advertising campaigns occur when customers submit orders to us directly through our programmatic software or in a managed service and we fulfill those orders by delivering their digital video ads to audiences available through digital media properties and third party ad exchanges, a process that we refer to as an advertising campaign. Advertising customers typically pay us on a CPM basis, of which we generally pay digital media property owners a negotiated percentage. In cases where our programmatic buying platform is used by our advertising customers to source inventory from a third party ad exchange, we may collect a transaction fee known as our “take rate.” Our customers primarily consist of large global brands and their advertising agencies. In 2016, we had 846 customers, including 76 of the top 100 U.S. advertisers as ranked by Advertising Age magazine in 2015 (“the AdAge 100”), such as American Express, AT&T, GlaxoSmithKline, Home Depot and McDonald’s.

In June 2015 we announced the launch of YFA which is our demand-side programmatic video buying technology platform providing advertisers with access to multi-screen video audiences at scale with a full suite of unique branding solutions. YFA is a comprehensive demand-side platform that connects brand advertising buyers to relevant digital media property audiences and inventory. YFA delivers an intuitive user interface, multi-screen breadth, brand performance-driving advertising products and integrated third party technologies to support video branding objectives. In addition to buying inventory in real-time, advertising customers using YFA can create private marketplaces to customize the digital media properties and owners relevant for their specific brands.

YFA allows advertising customers to access our programmatic platform and use our sales or managed services team to assist in creating, optimizing and running campaigns. Our YFA programmatic platform can run campaigns across multiple internet-connected devices and through multiple digital media property owners and aggregators. When using YFA, advertising customers can access differentiated audiences from YuMe digital media properties and other audiences through third party supply-side platforms, or SSPs, and ad exchanges. This gives customers the flexibility to extend their objectives as needed.

On November 8, 2016, our board of directors approved a restructuring plan designed to reduce our operating expenses, realign our cost structure with revenue, better manage our costs and more efficiently manage our business. The restructuring plan was implemented in the fourth quarter of 2016 and completed in the first quarter of 2017. Restructuring expenses totaled $1.6 million and were recorded as restructuring expenses on our consolidated statements of operations in the fourth quarter of 2016. Elements of the restructuring plan included a workforce reduction of approximately 7%, which included employee severance pay and related expenses of $1.2 million, acceleration of our former chief executive officer’s stock-based compensation expense of $0.3 million as a result of his termination without cause and facility exit expenses of $0.1 million. We do not expect to incur any additional expenses under the restructuring plan. As of December 31, 2016, we had $0.8 million of restructuring liabilities included in accrued liabilities on our consolidated balance sheet, which consisted primarily of employee severance pay and related expenses. We expect the restructuring liability to be fully paid in the first quarter of 2017.

On November 9, 2016, we announced the commencement of a comprehensive review of strategic alternatives and have engaged advisors related to such review. We have not made any determination to enter into any strategic transaction, and there is no assurance that our review of strategic alternatives will result in any transaction being entered into or consummated.

Results of Operations

The following tables set forth our results of operations for the years ended December 31, 2016, 2015 and 2014. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2016		2015		2014
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenue	$160,411	100.0%	$173,254	100.0%	$177,779	100.0%
Cost of revenue (1)(3)	80,190	50.0	95,028	54.8	93,096	52.4
Gross profit	80,221	50.0	78,226	45.2	84,683	47.6
Operating expenses:
Sales and marketing (1)(4)	51,676	32.2	59,912	34.6	65,112	36.6
Research and development (1)	10,968	6.8	10,937	6.3	5,908	3.3
General and administrative (1)(5)	22,513	14.0	23,584	13.6	21,736	12.2
Asset impairment	922	0.6	—	—	—	—
Restructuring	1,577	1.0	—	—	—	—
Total operating expenses	87,656	54.6	94,433	54.5	92,756	52.2
Loss from operations	(7,435)	(4.6)	(16,207)	(9.4)	(8,073)	(4.5)
Interest and other expense, net:
Interest expense	(7)	(0.0)	(8)	(0.0)	(8)	(0.0)
Other expense, net	(299)	(0.2)	(230)	(0.1)	(888)	(0.5)
Total interest and other expense, net	(306)	(0.2)	(238)	(0.1)	(896)	(0.5)
Loss before income taxes	(7,741)	(4.8)	(16,445)	(9.5)	(8,969)	(5.0)
Income tax (expense) benefit	20	(0.0)	(300)	(0.2)	224	0.1
Net loss	$(7,721)	(4.8)%	$(16,745)	(9.7)%	$(8,745)	(4.9)%

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cost of revenue (3)	$178	$312	$342
Sales and marketing (4)	2,612	3,403	2,776
Research and development (2)	1,200	1,111	482
General and administrative (5)	4,434	4,053	2,174
Total stock-based compensation expense	$8,424	$8,879	$5,774

(1)	Stock-based compensation expense included in the consolidated statements of operations data above is as follows:
(2)

Excludes $537,000, $544,000 and $360,000 of stock-based compensation expense that was capitalized as part of internal-use software development costs for the years ended December 31, 2016, 2015 and 2014, respectively.

(3)	Cost of revenue excludes restructuring expenses totaling $86,000 in 2016.
(4)	Sale and Marketing excludes restructuring expenses totaling $642,000 in 2016.
(5)	General and administrative excludes restructuring expenses totaling $849,000 in 2016.

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

	Year Ended December 31,	Change		Year Ended December 31,	Change		Year Ended December 31,
	2016	$	%	2015	$	%	2014
			(dollars in thousands)
Revenue	$160,411	$(12,843)	(7.4)%	$173,254	$(4,525)	(2.5)	$177,779

For 2016, revenue decreased $12.8 million, or 7.4%, compared to 2015. The decrease in revenue was driven by a $13.1 million decrease in international revenue, partially offset by a $0.3 million increase in domestic revenue. The decrease in international revenue was primarily driven by a decline in sales through some of our European offices, which was associated largely with personnel turnover. Average revenue per advertising customer for 2016 was $186,100, an increase of 9.1%, compared to $171,000 for 2015. The increase was primarily the result of an increase in the spending of our top 20 advertising customers, which accounted for $69.3 million, or 43.2%, of our 2016 revenue, compared to $65.2 million, or 37.7%, of our 2015 revenue. We had 846 advertising customers in 2016, a decrease of 15.5%, compared to 1,001 customers in 2015. The decrease primarily reflects a decrease in international advertising customers.

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

Cost of Revenue and Gross Profit

Our cost of revenue primarily consists of costs incurred with digital media property owners, typically under revenue-sharing arrangements. We refer to these costs as traffic acquisition costs. Generally, we incur traffic acquisition costs in the period the advertising impressions are delivered. In limited circumstances, we incur costs based on minimum guaranteed impressions. Cost of revenue also includes ad delivery costs such as labor and related costs, depreciation and amortization of acquired technologies, internally developed software and data center assets, and Internet access costs. These expenses are classified as cost of revenue for the period in which the revenue is recognized. As a percentage of revenue, we expect cost of revenues, including our traffic acquisition costs, to be in the 46% to 48% range in 2017.

	Year Ended December 31,	Change		Year Ended December 31,	Change		Year Ended December 31,
	2016	$	%	2015	$	%	2014
			(dollars in thousands)
Cost of revenue	$80,190	$(14,838)	(15.6)%	$95,028	$1,932	2.1%	$93,096
Gross profit amount	$80,221	$1,995	2.6%	$78,226	$(6,457)	(7.6)%	$84,683
Gross profit percentage	50.0%			45.2%			47.6%

For 2016, cost of revenue decreased $14.8 million, or 15.6%, compared to 2015. The decrease was primarily attributable to a $14.6 million decrease in traffic acquisition costs, third party services and ad delivery costs. Additionally, other costs of revenues, including labor costs, decreased $0.2 million. Traffic acquisition costs decreased due to the decline in revenue, improvements in operational efficiency and better targeting of suitable digital media inventory. For 2016, gross profit, as a percentage of revenue, increased to 50.0% from 45.2% for 2015, primarily as a result of an increase in the number of ads run on SDK-enabled inventory resulting in lower traffic acquisition costs.

For 2015, cost of revenue increased $1.9 million, or 2.1%, compared to 2014. The increase was primarily attributable to an increase of $6.1 million in traffic acquisition costs, third party service and ad delivery costs, which was partially offset by a $4.2 million decrease in other costs of revenues. For 2015, gross profit, as a percentage of revenue, decreased to 45.2% from 47.6% for 2014, primarily as a result of product mix resulting in higher traffic acquisition costs.

Sales and Marketing

We sell to our customers primarily through our direct sales force personnel, who have established relationships with major advertising agencies and direct relationships with advertisers. Our sales and marketing expenses primarily consist of salaries, benefits, stock-based compensation, travel and entertainment expenses, and incentive compensation for our sales and marketing employees. Sales and marketing expenses also include promotional, advertising and public relations costs, as well as depreciation, facilities and other supporting overhead costs. We expect sales and marketing expenses to decline as a percentage of revenue in the near term.

	Year Ended December 31,	Change		Year Ended December 31,	Change		Year Ended December 31,
	2016	$	%	2015	$	%	2014
			(dollars in thousands)
Sales and marketing	$51,676	$(8,236)	(13.7)%	$59,912	$(5,200)	(8.0)%	$65,112
Percentage of revenue	32.2%			34.6%			36.6%

For 2016, sales and marketing expenses decreased $8.2 million, or 13.7%, compared to 2015. The decrease was primarily attributable to a decrease of $7.8 million in employee compensation, benefits and other employee-related expenses, including stock-based compensation, reflecting fewer employees in our sales and marketing organization. Additionally, other sales and marketing expenses including advertising, promotions, tradeshows, sponsorships, recruiting and temporary services, decreased $0.4 million primarily as a result of a decrease in discretionary advertising spending. For 2016, sales and marketing expenses, as a percentage of revenue, decreased to 32.2% from 34.6% for 2015.

For 2015, sales and marketing expenses decreased $5.2 million, or 8.0%, compared to 2014. The decrease was primarily attributable to a decrease of $4.8 million in employee compensation, benefits and other employee-related expenses, primarily as a result of a decrease in the number of employees within our sales and marketing organization. Additionally, other sales and marketing expenses including advertising, promotions, tradeshows, sponsorships and consulting services, decreased $0.4 million primarily as a result of a decrease in discretionary advertising spending. For 2015, sales and marketing expenses, as a percentage of revenue, decreased to 34.6% from 36.6% for 2014, primarily as a result of the decrease in the number of sales and marketing employees.

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

As of December 31, 2016, 2015 and 2014, we had 144, 148 and 91 research and development employees, respectively. As of December 31, 2016, 110 research and development employees were located in our Chennai and Pune, India offices. We expect our research and development expenses to increase as we continue to invest in the research and development of our products, and to increase as a percentage of revenue in the short term. We believe that our twelve-year operating history and our ability to attract and retain the large pool of engineering talent available in India will help us expand our engineering resources and capabilities cost-effectively.

	Year Ended December 31,	Change		Year Ended December 31,	Change		Year Ended December 31,
	2016	$	%	2015	$	%	2014
			(dollars in thousands)
Research and development	$10,968	$31	0.3%	$10,937	$5,029	85.1%	$5,908
Percentage of revenue	6.8%			6.3%			3.3%

For 2016, research and development expenses increased by $31,000, or 0.3%, compared to 2015. The increase was attributable to an increase of $0.3 million other departmental expenses, including equipment and software support and maintenance. Partially offsetting this increase was a decrease of $0.2 million in employee compensation, benefits and other employee-related expenses, including stock-based compensation, primarily as a result of a decrease in the number of employees in our research and development organization. For 2016, research and development expenses, as a percentage of revenue, increased to 6.8% from 6.3% for 2015, primarily as a result of an increase in other departmental expenses, including equipment and software support and maintenance.

For 2015, research and development expenses increased $5.0 million, or 85.1%, compared to 2014. The increase was attributable to an increase of $3.6 million in employee compensation, benefits and other employee-related expenses, including stock-based compensation, as a result of an increase in the number of employees within our research and development organization as it expanded both domestically and internationally. Additionally, other departmental expenses, including equipment support and maintenance and depreciation, including depreciation expense related to capitalized internally developed software, increased $1.4 million. For 2015, research and development expenses, as a percentage of revenue, increased to 6.3% from 3.3% for 2014, primarily as a result of the increase in research and development employee compensation, benefits and other employee-related expenses, including stock-based compensation.

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

	Year Ended December 31,	Change		Year Ended December 31,	Change		Year Ended December 31,
	2016	$	%	2015	$	%	2014
			(dollars in thousands)
General and administrative	$22,513	$(1,071)	(4.5)%	$23,584	$1,848	8.5%	$21,736
Percentage of revenue	14.0%			13.6%			12.2%

For 2016, general and administrative expenses decreased $1.1 million, or 4.5%, compared 2015. The decrease was primarily attributable to a $1.2 million decrease in employee compensation, benefits and other employee-related expenses, including stock-based compensation, as a result of a decrease in the number of employees within our general and administrative organization. Partially offsetting this decrease was an increase of $0.1 million in other general and administrative expenses, including rent and outside legal and consulting fees related to our proxy contest. For 2016, general and administrative expenses, as a percentage of revenue, increased to 14.0% from 13.6% for 2015, primarily as a result of the decrease in revenue in 2016.

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

Asset Impairment

For internally developed software, we perform regular recoverability assessments in order to evaluate any impairment indicators or changes to useful lives. During the fourth quarter of 2016, we determined not to allocate any future resources to market, develop and maintain our YFP 5.0 supply-side platform for publishers since it was not generating sufficient revenue to cover its related costs. Our assessment determined YFP 5.0 to be fully impaired and we recorded a one-time non-cash asset impairment charge of $0.9 million related to YFP 5.0 in operating expenses.

Restructuring

On November 8, 2016, our board of directors approved a restructuring plan designed to reduce our operating expenses, realign our cost structure with revenue, better manage our costs and more efficiently manage our business. The restructuring plan was implemented in the fourth quarter of 2016 and completed in the first quarter of 2017. Restructuring expenses totaled $1.6 million and were recorded as restructuring expenses on our consolidated statements of operations in the fourth quarter of 2016. Elements of the restructuring plan included a workforce reduction of approximately 7%, which included employee severance pay and related expenses, acceleration of our former chief executive officer’s stock-based compensation expense as a result of his termination without cause and facility exit expenses. We do not expect to incur any additional expenses under the restructuring plan. As of December 31, 2016, we had $0.8 million of restructuring liabilities included in accrued liabilities on our consolidated balance sheet, which consisted primarily of employee severance pay and related expenses. We expect the restructuring liability to be fully paid in the first quarter of 2017.

Restructuring expenses incurred in 2016 were as follows (in thousands):

	Workforce Reduction Expenses (1)	Stock-Based Compensation Expense Acceleration (2)	Facility Exit Expenses (3)	Total
Restructuring	$1,172	$288	$117	$1,577

(1)	Workforce reduction expenses include employee severance and temporary health insurance costs under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”).
(2)

In accordance with the 2015 Executive Severance Plan, 25% of the chief executive officer’s unvested equity holdings immediately accelerate to become vested if the chief executive officer is terminated for any reason other than cause. Stock-based compensation expense is a non-cash expense.

(3)

We exited a facility located in Redwood City, California on November 11, 2016. Facility exit expenses include rental payments we are required to make on the vacant office space and broker fees we will pay to find a new tenant to sublease the vacated office space.

Interest and Other Expense, Net

Interest and other expense, net consists primarily of interest income earned on our cash equivalents and marketable securities, interest expense on our capital lease obligations, accretion and amortization on marketable securities, gains and losses on our derivative instruments and foreign exchange gains and losses.

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2016	Change	2015	Change	2014
			(in thousands)
Interest income	$628	$(53)	$681	$42	$639
Interest expense	(7)	1	(8)	—	(8)
Transaction loss on foreign exchange	(1,319)	(775)	(544)	483	(1,027)
Gain on derivative instruments	683	626	57	57	—
Amortization and accretion of marketable securities	(289)	131	(420)	83	(503)
Other non-operating income (loss), net	(2)	2	(4)	(7)	3
Interest and other expense, net	$(306)	$(68)	$(238)	$658	$(896)

For 2016, interest and other expense, net was $(0.3) million compared to $(0.2) million for 2015. The change was primarily due to $(1.3) million in foreign transaction exchange losses in 2016 compared to a $(0.5) million loss 2015 as a result of fluctuations in the U.S. dollar against the British pound sterling and euro. In addition, we realized a $0.7 million gain on our derivative instruments in 2016 compared to a $57,000 gain in 2015.

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

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2016	Change	2015	Change	2014
			(in thousands)
Income tax (expense) benefit	$20	$320	$(300)	$(524)	$224

For 2016, income tax benefit was priamrily related to the full year net loss before income taxes of $7.7 million. Partially offsetting the federal and state tax benefit were taxes due in foreign jurisdictions. For 2015, income tax (expense) benefit was primarily related to state taxes and taxes due in foreign jurisdictions. For 2014, income tax benefit was primarily related to the full-year net loss before income taxes of $9.0 million. Partially offsetting the federal and state tax benefit were taxes due in foreign jurisdictions.

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have presented within this Annual Report on Form 10-K adjusted EBITDA, a non-GAAP financial measure. We have provided below a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude expenses for: interest, income taxes, depreciation and amortization, stock-based compensation, and one-time proxy contest, asset impairment and restructuring expenses. We believe that adjusted EBITDA provides useful information to investors in understanding and evaluating our operating results in the same manner as management and the board of directors. This non-GAAP information is not necessarily comparable to non-GAAP information of other companies. Non-GAAP information should not be viewed as a substitute for, or superior to, net income (loss) prepared in accordance with GAAP as a measure of our profitability or liquidity. Users of this financial information should consider the types of events and transactions for which adjustments have been made. The following is a reconciliation of adjusted EBITDA to net income (loss) for the periods indicated below:

	Years Ended December 31,
	2016	2015	2014
		(in thousands)
Net loss	$(7,721)	$(16,745)	$(8,745)
Adjustments:
Interest expense	7	8	8
Income tax expense (benefit)	(20)	300	(224)
Depreciation and amortization expense	6,876	6,006	4,620
Stock-based compensation expense	8,424	8,879	5,774
Proxy contest expense	815	—	—
Asset impairment	922	—	—
Restructuring	1,577	—	—
Total Adjustments	18,601	15,193	10,178
Adjusted EBITDA	$10,880	$(1,552)	$1,433

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

The following tables present unaudited quarterly results for 2016 and 2015. These tables include all adjustments, consisting only of normal recurring adjustments, that we consider for the fair statement of our consolidated financial position and operating results for the quarters presented. Seasonality has caused, and is likely to continue to cause fluctuations in our quarterly results.

Selected summarized quarterly financial information for 2016 and 2015 is as follows (in thousands, except per share amounts):

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2016
Revenue	$45,550	$34,953	$40,675	$39,233
Gross profit	$24,002	$16,903	$20,564	$18,752
Net income (loss)	$2,827	$(4,464)	$(2,486)	$(3,598)
Net income (loss) per share (a):
Basic	$0.08	$(0.13)	$(0.07)	$(0.10)
Diluted	$0.08	$(0.13)	$(0.07)	$(0.10)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2015
Revenue	$53,836	$38,870	$40,403	$40,145
Gross profit	$24,980	$17,400	$16,987	$18,859
Net income (loss)	$1,620	$(6,534)	$(5,835)	$(5,996)
Net income (loss) per share (a):
Basic	$0.05	$(0.19)	$(0.17)	$(0.18)
Diluted	$0.05	$(0.19)	$(0.17)	$(0.18)

(a)

Basic and diluted net income (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities. As of December 31, 2016, we had $65.7 million in cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities as of December 31, 2016 are comprised of money market funds, corporate bonds, U.S. government and agency bonds and commercial paper. Cash held internationally as of December 31, 2016 totaled $4.2 million.

On February 18, 2016, we announced a $10 million share repurchase program. The repurchase program has no set expiration date and all purchases are subject to applicable rules and regulations, market conditions and other factors. Purchases under this repurchase program are made in the open market and are intended to comply with Rule 10b-18 under the Exchange Act. The cost of the repurchased shares is funded from available working capital. Such repurchased shares are held in treasury and are presented using the cost method. As of December 31, 2016, we had purchased 1,952,909 shares of our common stock for $7.1 million (including 27,202 shares repurchased for $0.1 million that had not yet settled as of December 31, 2016) at an average price of $3.64 per share.

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

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$18,662	$(1,130)	$6,766
Net cash provided by (used in) investing activities	$4,799	$(21,108)	$(15,509)
Net cash provided by (used in) financing activities	$(6,708)	$2,086	$4,234

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

We generated $18.7 million of cash from operating activities during 2016, primarily resulting from a net loss of $7.7 million, as adjusted for non-cash charges related to:

•	Depreciation and amortization of $6.9 million;
•	Stock-based compensation of $8.7 million;
•	Bad debt expense of $0.8 million;
•	Amortization of premiums on marketable securities of $0.3 million;
•	Non-cash asset impairment charge of $0.9 million; and
•	Deferred income taxes of $(0.2) million.

In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows:

•	$15.0 million from a decrease in accounts receivable due to the timing of payments received from advertising customers;
•	$(6.4) million from a decrease in accounts payable, accrued digital media property owner costs and other accrued liabilities as a result of the timing of payments to our vendors;
•	$0.6 million from an increase in other liabilities due to an increase in deferred rent;
•	$0.2 million from a decrease in prepaid expenses and other current assets primarily due to the timing of payments for rent, insurance and other operating costs; and
•	$(0.3) million from an increase in deposits and other assets.

We used $1.1 million of cash in operating activities during 2015, primarily resulting from a net loss of $16.7 million, as adjusted for non-cash charges related to:

•	Depreciation and amortization of $6.0 million;
•	Stock-based compensation of $8.9 million;
•	Bad debt expense of $1.0 million;
•	Amortization of premiums on marketable securities of $0.4 million; and
•	Deferred income taxes of $(0.3) million.

In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows:

•	$(0.4) million from a net decrease in accounts payable, accrued digital media property owner costs and other accrued liabilities as a result of the timing of payments to our vendors;
•	$0.3 million from a decrease in accounts receivable due to a decrease in billings for advertising campaigns as well as timing of payments from these advertising customers; and
•	$(0.3) million from an increase in prepaid expenses and other current assets primarily due to the timing of payments for rent, insurance and other operating costs.

We generated $6.8 million of cash from operating activities during 2014, primarily resulting from a net loss of $8.7 million, as adjusted for non-cash charges related to:

•	Depreciation and amortization of $4.6 million;
•	Stock-based compensation of $5.8 million;
•	Bad debt expense of $1.2 million;
•	Amortization of premiums on marketable securities of $0.5 million; and
•	Deferred income taxes of $(0.3) million.

In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows:

•	$9.1 million from an increase in accounts payable, accrued digital media property owner costs and other accrued liabilities as a result of the timing of payments to our vendors;
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

Investing Activities

Our primary investing activities consist of (i) purchases of property and equipment to support the build out of our data centers and software to support website development and operations, and our corporate infrastructure, (ii) expenditures to develop internal-use software, and (iii) purchases of marketable securities of sales and maturities. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and website and internal-use software and development.

We generated $4.8 million of cash from investing activities during 2016, primarily as follows:

•	$11.1 million from maturities of short- and long-term marketable securities, net of purchases;
•	$2.1 million used to purchase property, equipment and software; and
•	$4.2 million used to develop software for internal use.

We used $21.1 million of cash for investing activities during 2015, primarily as follows:

•	$14.2 million used to purchase short- and long-term marketable securities, net of maturities;
•	$2.8 million used to purchase property, equipment and software;
•	$3.7 million used to develop software for internal use; and
•	$0.4 million increase in restricted cash associated with a new building lease in New York City.

We used $15.5 million of cash for investing activities during 2014, primarily as follows:

•	$7.6 million used to purchase short- and long-term marketable securities of maturities and sales;
•	$5.9 million used to purchase property, equipment and software; and
•	$2.0 million used to develop software for internal use.

Financing Activities

Our financing activities consist primarily of the issuance of common stock upon the exercise of stock options pursuant to our employee stock purchase plan, and, beginning in the three months ended March 31, 2016, tax payments related to net share settlement of equity awards and repurchases of our common stock.

We used $6.7 million of cash for financing activities during 2016, primarily as follows:

•	$7.0 million used for repurchases our common stock on the open market;
•	$1.1 million of proceeds from the exercise of common stock options; and
•	$0.8 million used for net share settlements of vesting restricted stock units.

We generated $2.1 million of cash from financing activities during 2015 primarily from the exercise of common stock options.

We generated $4.2 million of cash from financing activities during 2014. We received $4.6 million of proceeds from the exercise of common stock options, partially offset by $0.3 million of repayments of borrowings under notes payable and capital leases.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of December 31, 2016 and 2015.

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

Contractual Obligations

We lease various office facilities, including our corporate headquarters in Redwood City, California, under non-cancellable operating lease agreements that expire through September 2027. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. Rent expense under operating leases totaled $3.5 million, $3.0 million and $2.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

We also have capital lease obligations and enter into agreements with digital media property owners that require the purchase of a minimum number of impressions on a monthly or quarterly basis. Our capital lease obligations mature in July 2019 and our purchase commitments expire on various dates through December 2017.

Our future minimum payments under these arrangements as of December 31, 2016 are as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating lease obligations	$17,282	$3,327	$6,864	$3,230	$3,861
Capital lease obligations	21	8	13	—	—
Traffic acquisition costs and other purchase commitments	509	509	—	—	—
Total minimum payments	$17,812	$3,844	$6,877	$3,230	$3,861

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. We have determined our uncertain tax positions as of December 31, 2016 will not result in any additional taxes payable by us. As a result, no amounts are shown in the table above relating to uncertain tax positions.

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

TPE—When VSOE cannot be established for deliverables in multiple element arrangements, we apply judgment with respect to whether we can establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of services cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor services’ selling prices are on a standalone basis. As a result, we have not been able to establish selling price based on TPE.

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

We recognize revenue for media placements and ad services as they are delivered assuming all other revenue recognition criteria are met. Deferred revenue is comprised of contractual billings in excess of recognized revenue and payments received in advance of revenue recognition

Internal-Use Software Development Costs

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

For internally developed software, we perform regular recoverability assessments in order to evaluate any impairment indicators or changes to useful lives. During the fourth quarter of 2016, we determined not to allocate any future resources to market, develop and maintain our YFP 5.0 supply-side platform for publishers since it was not generating sufficient revenue to cover its related costs. Our assessment determined YFP 5.0 to be fully impaired and we recorded a one-time non-cash asset impairment charge of $0.9 million related to YFP 5.0 in operating expenses.

Goodwill

Goodwill is not amortized, but is tested for impairment at least annually or as circumstances indicate the value may no longer be recoverable. We evaluate goodwill for impairment annually in the fourth quarter of our fiscal year as of December 31, or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a decrease in market capitalization, increasing cost structure, a significant adverse change in customer demand or business climate that could affect the value of goodwill, a significant decrease in expected cash flows, restructuring activities undertaken to reduce increasing future operating expenses, the loss of key personnel, whether voluntarily or involuntarily, and/or a decline revenue forecasts. If we determine any of these qualitative triggering events exist, or that in aggregate they might indicate a goodwill impairment exists, we would then proceed to performing the two-step goodwill impairment test as needed to determine if an impairment exists. As of December 31, 2016, we performed the first step of the goodwill impairment test and determined that the fair value of our goodwill is greater than its carrying value and no impairment of goodwill exists.

Business Combinations

When we acquire a business, we determine the acquisition purchase price as the sum of the consideration we provide. When we issue stock-based awards to an acquired company’s selling stockholders, we evaluate whether the awards are contingent consideration or compensation for post-business combination services. Our evaluation includes, among other things, whether the vesting of the stock-based awards is contingent on the continued employment of the selling stockholder beyond the acquisition date. If continued employment is required for vesting, the awards are treated as compensation for post-acquisition services and recognized as future compensation expense over the required service period.

We allocate the purchase price in a business combination to the identifiable assets and liabilities of the acquired business at their acquisition date fair values. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill. To date, the assets acquired and liabilities assumed in our business combinations have primarily consisted of acquired working capital and definite-lived intangible assets. The carrying value of acquired working capital is generally assumed to be equal to its fair value, given the short-term nature of these assets and liabilities.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. We maintain a full valuation allowance to offset domestic net deferred tax assets due to the uncertainty of realizing future tax benefits from our net operating loss carry forwards and other deferred tax assets. Our valuation allowance as of December 31, 2016 was attributable to the uncertainty of realizing future tax benefits from U.S. net operating losses, foreign timing differences and other deferred tax assets.

As of December 31, 2016, we had U.S. federal net operating loss carry forwards of approximately $27.2 million, expiring beginning in 2025. As of December 31, 2016, we had U.S. state net operating loss carry forwards of approximately $20.7 million, which will begin to expire in 2017. As of December 31, 2016 we had federal research and development tax credits of approximately $1.0 million, expiring beginning in 2025. As of December 31, 2016, we had state research and development tax credits of approximately $1.1 million, and other tax credits of $0.3 million, both of which carry forward indefinitely.

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

Recently Issued and Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standard, including identifying performance obligations. The new standard, as amended, is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. We do not plan to early adopt, and thus the new standard will become effective for us on January 1, 2018. As part of this plan, we are currently assessing the impact of the new guidance on our results of operations. However, further analysis is required and we will continue to evaluate this assessment in 2017. We currently expect to apply the modified retrospective method of adoption; however, we have not yet finalized our transition method, but expects to do so in 2017 upon completion of further analysis.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether there are conditions and events that raise substantial doubt about our ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management is required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about our ability to continue as a going concern. ASU 2014-15 becomes effective for annual periods ending after December 15, 2016 and for interim reporting periods thereafter. We adopted this standard for our fiscal year ended December 31, 2016.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which clarifies when fees paid in a cloud computing arrangement pertain to the acquisition of a software license, services, or both. ASU 2015-05 provides criteria for customers in a cloud computing arrangement to use to determine whether the arrangement includes a license of software. The criteria are based on existing guidance for cloud service providers. However, the ASU does not change the accounting for cloud service providers. ASU 2015-05 is effective for annual and interim periods in fiscal years beginning after December 15, 2015. We adopted this standard prospectively as of January 1, 2016 and the impact to our consolidated financial statements was not material.

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

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842). This ASU requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018. The guidance is required to be applied by the modified retrospective transition approach. Early adoption is permitted. We are currently evaluating the impact of adopting this standard.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). This ASU was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. This standard covers accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows and will be effective as of January 1, 2017, with early adoption permitted. We adopted the standard on January 1, 2017 and we are currently evaluating the impact of adopting this standard.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This ASU is an update to the standard on goodwill, which eliminates the need to calculate the implied fair value of goodwill when an impairment is indicated. The update states that goodwill impairment is measured as the excess of a reporting unit’s carrying value over its fair value, not to exceed the carrying amount of goodwill. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after January 1, 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. Upon adoption, entities will be required to apply the update prospectively. We do not expect the adoption of this standard to have a material effect on our consolidated financial statements.

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

To provide a meaningful assessment of the interest rate risk within our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our portfolio. Based on investment positions as of December 31, 2016 a hypothetical 100 basis point increase in interest rates across all maturities in our portfolio would result in an immaterial incremental decline in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity. As such, we do not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. We do not enter into investments for trading or speculative purposes.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the British pound sterling and Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and we expect we will continue to experience fluctuations in our net income (loss) as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and intercompany balances that are denominated in currencies other than the U.S. dollar. In 2016, 2015 and 2014, foreign exchange transaction losses recorded to our condensed consolidated statements of operations, net of foreign exchange gains on our British pound and euro forward contracts, were $0.6 million, $0.5 million and $1.0 million, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

YuMe, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows present fairly, in all material respects, the financial position of YuMe, Inc. and its subsidiaries as of December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 10, 2017

YuMe, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31, 2016	As of December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$34,700	$17,859
Marketable securities	25,751	30,600
Restricted cash	—	292
Accounts receivable, net	51,171	67,131
Prepaid expenses and other current assets	3,591	3,978
Total current assets	115,213	119,860
Marketable securities, long-term	5,241	11,724
Property, equipment and software, net	11,726	12,110
Goodwill	3,902	3,902
Intangible assets, net	—	659
Restricted cash, non-current	710	403
Deposits and other assets	587	416
Total assets	$137,379	$149,074

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,775	$12,080
Accrued digital media property owner costs	16,385	17,155
Accrued liabilities	12,192	16,767
Deferred revenue	132	214
Capital leases, current	8	—
Total current liabilities	39,492	46,216
Capital leases, non-current	13	—
Other long-term liabilities	631	77
Deferred tax liability	—	178
Total liabilities	40,136	46,471

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock: $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding as of December 31, 2016 and December 31, 2015	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized as of December 31, 2016 and 2015; 33,946,820 and 34,455,220 shares issued and outstanding as of December 31, 2016 and 2015, respectively	36	34
Additional paid-in-capital	159,550	150,001
Treasury stock: 2,019,575 shares and 66,666 shares as of December 31, 2016 and 2015, respectively	(7,105)	—
Accumulated deficit	(54,888)	(47,167)
Accumulated other comprehensive loss	(350)	(265)
Total stockholders’ equity	97,243	102,603
Total liabilities and stockholders’ equity	$137,379	$149,074

See accompanying notes to consolidated financial statements.

YuMe, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Revenue	$160,411	$173,254	$177,779
Cost of revenue	80,190	95,028	93,096
Gross profit	80,221	78,226	84,683
Operating expenses:
Sales and marketing	51,676	59,912	65,112
Research and development	10,968	10,937	5,908
General and administrative	22,513	23,584	21,736
Asset impairment	922	—	—
Restructuring	1,577	—	—
Total operating expenses	87,656	94,433	92,756
Loss from operations	(7,435)	(16,207)	(8,073)
Interest and other expense, net
Interest expense	(7)	(8)	(8)
Other expense, net	(299)	(230)	(888)
Total interest and other expense, net	(306)	(238)	(896)
Loss before income taxes	(7,741)	(16,445)	(8,969)
Income tax (expense) benefit	20	(300)	224
Net loss	$(7,721)	$(16,745)	$(8,745)

Net loss per share:
Basic	$(0.22)	$(0.49)	$(0.27)
Diluted	$(0.22)	$(0.49)	$(0.27)
Weighted-average shares used to compute net loss per share:
Basic	34,441	33,829	32,591
Diluted	34,441	33,829	32,591

See accompanying notes to consolidated financial statements.

YuMe, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2016	2015	2014
Net loss	$(7,721)	$(16,745)	$(8,745)
Other comprehensive income (loss):
Foreign currency translation adjustments	(147)	(48)	(58)
Unrealized gain (loss) on marketable securities, net of tax	62	(57)	(22)
Other comprehensive loss	(85)	(105)	(80)
Comprehensive loss	$(7,806)	$(16,850)	$(8,825)

See accompanying notes to consolidated financial statements.

YuMe, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balances at December 31, 2013	31,933,862	$32	66,666	$-	$127,690	$(21,677)	$(80)	$105,965
Issuance of common stock upon exercise of stock options and warrants	801,691	1	–	–	3,143	–	–	3,144
Issuance of common stock upon the vesting of restricted stock units	15,450	–	–	–	–	–	–	–
Issuance of common stock in connection with employee stock purchase plan	315,324	–	–	–	1,530	–	–	1,530
Stock-based compensation	–	–	–	–	6,134	–	–	6,134
Foreign currency translation adjustment	–	–	–	–	–	–	(58)	(58)
Net unrealized losses on marketable securities	–	–	–	–	–	–	(22)	(22)
Net loss	–	–	–	–	–	(8,745)	–	(8,745)
Balances at December 31, 2014	33,066,327	$33	66,666	$–	$138,497	$(30,422)	$(160)	$107,948
Issuance of common stock upon exercise of stock options and warrants	268,172	–	–	–	803	–	–	803
Issuance of common stock upon the vesting of restricted stock units cash used to net settle equity awards	723,978	1	–	–	(44)	–	–	(43)
Issuance of common stock in connection with employee stock purchase plan	396,743	–	–	–	1,322	–	–	1,322
Stock-based compensation	–	–	–	–	9,423	–	–	9,423
Foreign currency translation adjustment	–	–	–	–	–	–	(48)	(48)
Net unrealized losses on marketable securities	–	–	–	–	–	–	(57)	(57)
Net loss	–	–	–	–	–	(16,745)	–	(16,745)
Balances at December 31, 2015	34,455,220	$34	66,666	$–	$150,001	$(47,167)	$(265)	$102,603
Issuance of common stock upon exercise of stock options	12,434	–	–	–	21	–	–	21
Issuance of common stock upon the vesting of restricted stock units cash used to net settle equity awards	985,573	1	–	–	(797)	–	–	(796)
Issuance of common stock in connection with employee stock purchase plan	446,502	1	–	–	1,076	–	–	1,077
Repurchased shares pursuant with the stock repurchase plan	(1,952,909)	–	1,952,909	(7,105)	–	–	–	7,105
Stock-based compensation	–	–	–	–	9,249	–	–	9,249
Foreign currency translation adjustment	–	–	–	–	–	–	(147)	(147)
Net unrealized gains on marketable securities	–	–	–	–	–	–	62	62
Net loss	–	–	–	–	–	(7,721)	–	(7,721)
Balances at December 31, 2016	33,946,820	$36	2,019,575	$(7,105)	$159,550	$(54,888)	$(350)	$97,243

See accompanying notes to consolidated financial statements.

YuMe, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2016	2015	2014
Operating activities:
Net income (loss)	$(7,721)	$(16,745)	$(8,745)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,876	6,006	4,620
Stock-based compensation	8,712	8,879	5,774
Allowances for doubtful accounts receivable	777	963	1,154
Deferred income taxes	(178)	(253)	(340)
Amortization of premiums on marketable securities	294	422	498
Asset impairment	922	—	—
Changes in operating assets and liabilities:
Accounts receivable	14,992	347	(4,102)
Prepaid expenses and other current assets	222	(336)	(1,070)
Deposits and other assets	(286)	(32)	(22)
Accounts payable	(1,262)	381	4,515
Accrued digital media property owner costs	(770)	(1,122)	918
Accrued liabilities	(4,388)	384	3,704
Deferred revenue	(82)	16	(116)
Other liabilities	554	(40)	(22)
Net cash provided by (used in) operating activities	18,662	(1,130)	6,766
Investing activities:
Purchases of property and equipment	(2,055)	(2,824)	(5,888)
Capitalized software development costs	(4,215)	(3,666)	(1,996)
Purchases of marketable securities	(22,904)	(43,845)	(18,231)
Maturities of marketable securities	34,006	29,630	9,400
Sales of marketable securities	—	—	1,206
Change in restricted cash	(33)	(403)	—
Net cash provided by (used in) investing activities	4,799	(21,108)	(15,509)
Financing activities:
Repayments of borrowings under capital leases	(2)	(41)	(340)
Proceeds from exercise of common stock options and employee stock purchase plan	1,082	2,127	4,574
Repurchases of common stock	(7,007)	—	—
Cash used to net-share settle equity awards	(781)	—	—
Net cash provided by (used in) financing activities	(6,708)	2,086	4,234
Effect of exchange rate changes on cash and cash equivalents	88	(48)	(58)
Change in cash and cash equivalents	16,841	(20,200)	(4,567)
Cash and cash equivalents—Beginning of period	17,859	38,059	42,626
Cash and cash equivalents—End of period	$34,700	$17,859	$38,059
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$9
Cash paid for income taxes	$588	$426	$930
Stock-based compensation capitalized for internal-use software	$537	$544	$360
Non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable	$—	$44	$37
Purchases of property and equipment under capital lease obligations	$24	$—	$—
Vesting of early exercised stock options	$—	$—	$100

See accompanying notes to consolidated financial statements.

1.	Organization and Description of Business

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

Certain Significant Risks and Uncertainties

The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, the Company believes that changes in any of the following areas could have a significant negative effect on its future financial position, results of operations, or cash flows: rates of revenue growth; traffic to and pricing with the Company’s network of digital media property owners; scaling and adaptation of existing technology and network infrastructure; adoption of the Company’s product and solution offerings; management of the Company’s growth; new markets and international expansion; protection of the Company’s brand, reputation and intellectual property; competition in the Company’s markets; recruiting and retaining qualified employees and key personnel; intellectual property infringement and other claims; and changes in government regulation affecting the Company’s business, among other things.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from management’s estimates.

Foreign Currency Translation and Transactions

The consolidated financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency, except for India and France, which have U.S. dollar and British pound sterling functional currencies, respectively. Assets and liabilities of foreign subsidiaries are translated at exchange rates in effect as of the balance sheet date. Revenues and expenses are translated at average exchange rates in effect during the period. Translation adjustments are recorded within accumulated other comprehensive loss, a separate component of stockholders’ equity, on the consolidated balance sheets. Foreign exchange transaction losses totaled $0.6 million, $0.5 million and $1.0 million for 2016, 2015 and 2014, respectively.

Cash and Cash Equivalents

The Company invests a portion of its excess cash in money market funds. The Company considers all highly liquid financial instruments purchased with original maturities of three months or less to be cash equivalents.

Marketable Securities

Marketable securities are classified as available-for-sale and have consisted of highly liquid corporate bonds, commercial paper and certificates of deposits that comply with the Company’s minimum credit rating policy. Short-term marketable securities must have a credit rating of A-1/P-1 or better by Standard and Poor’s and Moody’s Investor Service at the time they are purchased and long-term marketable securities must have a credit rating of A or better by Standard and Poor’s and A2 or better by Moody’s Investor Service at the time they are purchased. Asset backed marketable securities must have a credit rating of AAA at the time they are purchased. Short-term marketable securities consist of investments with final maturities of at least three months from the date of purchase that the Company intends to own for up to 12 months. Long-term marketable securities consist of investments with final maturities of more than 12 months from the date of purchase that the Company intends to own for more than 12 months, but not more than 24 months. By policy, the final maturity for each security within the portfolio shall not exceed 24 months from the date of purchase and the weighted average maturity of the portfolio shall not exceed 12 months at any point in time. Marketable securities are carried at fair value with unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity on the consolidated balance sheets. See Note 3 for additional information regarding the Company’s marketable securities.

Restricted Cash

The Company’s lease agreement for its New York City office requires a security deposit in the amount of $0.4 million to be maintained in the form of an unconditional, irrevocable letter of credit issued to the benefit of the landlord. The letter of credit is subject to renewal annually until the lease expires in September 2027. On July 1, 2020, the required security deposit will decrease to $0.3 million.

The lease agreement for the Company’s previous New York City office required a security deposit in the amount of $0.3 million to be maintained in the form of an unconditional, irrevocable letter of credit issued to the benefit of the landlord. The letter of credit expired in the second quarter of 2016.

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

The Company expects to continue to realize gains or losses with respect to its foreign currency exposures, net of gains or losses from its foreign currency forward contracts. The Company’s ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that it enters into, the currency exchange rates associated with these exposures and changes in those rates, the net realized gain or loss on its foreign currency forward contracts and other factors. As of December 31, 2016, the notional amount and the aggregate fair value of the forward contracts the Company held to purchase U.S. dollars in exchange for British pounds and euros was $3.6 million. Net foreign exchange transaction gains/(losses) relating to the Company’s British pound sterling and euro forward contracts are included in other income (expense), net in the Company’s consolidated statements of operations. Net foreign exchange transaction gains/(losses) included in other expense, net in the Company’s consolidated statements of operations was immaterial for 2015 and was $0.7 million for 2016 relating to the Company’s British pound sterling and euro forward contracts.

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

Credit risk with respect to accounts receivable is dispersed due to the large number of advertising customers. Collateral is not required for accounts receivable. The Company performs ongoing credit evaluations of customers’ financial condition and periodically evaluates its outstanding accounts receivable and establishes an allowance for doubtful accounts receivable based on the Company’s historical experience, the current aging and circumstances of accounts receivable and general industry and economic conditions. Accounts receivable are written off by the Company when it has been determined that all available collection avenues have been exhausted. In 2016, 2015 and 2014, bad debt write-offs totaled $0.4 million, $0.5 million and $0.7 million, respectively. If circumstances change, higher than expected bad debts may result in future write-offs that are greater than the Company’s estimates.

No customers accounted for 10% or more of the Company’s accounts receivable as of December 31, 2016 or 2015. One customer accounted for 12% of the Company’s revenue in 2016. No single customer accounted for 10% or more of the Company’s revenue in 2015 and 2014.

The following table presents the changes in the allowance for doubtful accounts receivable (in thousands):

	Years Ended December 31,
	2016	2015	2014
Allowance for doubtful accounts receivable:
Balance – beginning of period	$1,961	$1,471	$1,056
Allowance for doubtful accounts receivable	777	963	1,154
Doubtful accounts receivable write-offs	(393)	(473)	(739)
Balance – end of period	$2,345	$1,961	$1,471

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

The Company capitalized $4.8 million, $4.2 million and $2.4 million of internal-use software costs during the years ended December 31, 2016, 2015 and 2014, respectively, which are included in property, equipment and software on the consolidated balance sheets. Amortization expense associated with capitalized internal-use software totaled approximately $2.7 million, $1.6 million and $1.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Impairment of Long-lived Assets

The Company evaluates its long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported as a separate caption at the lower of the carrying amount or fair value less costs to sell. There were no changes in estimated useful lives during years ended December 31, 2016, 2015 and 2014.

For internally developed software, the Company performs regular recoverability assessments in order to evaluate any impairment indicators or changes to useful lives. During the fourth quarter of 2016, the Company determined not to allocate any future resources to market, develop and maintain its YFP 5.0 supply-side platform for publishers since it was not generating sufficient revenue to cover its related costs. The Company’s assessment determined YFP 5.0 to be fully impaired and the Company recorded a one-time non-cash asset impairment charge of $0.9 million related to YFP 5.0 in operating expenses.

Deferred Rent

The Company leases facilities worldwide under non-cancelable operating leases that expire through August 2024. These leases contain various renewal options. The Company recognizes rent holidays and escalating rent provisions on a straight-line basis over the term of the lease. The Company’s deferred rent liability related to these facilities was approximately $0.9 and $0.4 million at December 31, 2016 and 2015, respectively, which are included in “Accrued liabilities” and “Other long-term liabilities” on the consolidated balance sheets.

Revenue Recognition

The Company’s revenue is principally derived from advertising services measured by the number of advertising impressions displayed on digital media properties owned and controlled by third party digital media property owners and primarily priced on a cost per thousand impressions (“CPM”) basis. The Company recognizes revenue when: (1) persuasive evidence exists of an arrangement with the customer reflecting the terms and conditions under which products or services will be provided; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. For all revenue transactions, the Company considers a signed agreement, a binding insertion order or other similar documentation to be persuasive evidence of an arrangement. Arrangements for these services generally have a term of up to three months. In some cases the term may be up to one year or more.

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

The Company recognizes revenue based on delivery information from a combination of third party reporting and the Company’s proprietary campaign tracking systems.

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

TPE—When VSOE cannot be established for deliverables in multiple element arrangements, the Company applies judgment with respect to whether it can establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy differs from that of its peers and its offerings contain a significant level of differentiation such that the comparable pricing of services cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor services’ selling prices are on a standalone basis. As a result, the Company has not been able to establish selling price based on TPE.

BESP—When the Company is unable to establish selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the service were sold on a standalone basis. BESP is generally used to allocate the selling price to deliverables in the Company’s multiple-element arrangements. The Company determines BESP for deliverables by considering multiple factors including, but not limited to, prices it charges for similar offerings, class of advertiser, size of transaction, seasonality, observed pricing trends, available online inventory, industry pricing strategies, market conditions and competitive landscape. The Company limits the amount of allocable arrangement consideration to amounts that are fixed or determinable and that are not contingent on future performance or future deliverables. The Company periodically reviews its BESP. Changes in assumptions or judgments or changes to the elements in the arrangement could cause a material increase or decrease in the amount of revenue that the Company reports in a particular period.

The Company recognizes revenue for media placements and ad services as they are delivered assuming all other revenue recognition criteria are met. Deferred revenue is comprised of contractual billings in excess of recognized revenue and payments received in advance of revenue recognition.

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

Advertising expense

The Company’s advertising costs are expensed as incurred. The Company incurred approximately $0.5 million, $0.6 million and $1.7 million in advertising expenses for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Goodwill

Goodwill is not amortized, but is tested for impairment at least annually or as circumstances indicate the value may no longer be recoverable. The Company evaluates goodwill for impairment annually in the fourth quarter of its fiscal year as of December 31, or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a decrease in market capitalization, increasing cost structure, a significant adverse change in customer demand or business climate that could affect the value of goodwill, a significant decrease in expected cash flows, restructuring activities undertaken to reduce increasing future operating expenses, the loss of key personnel, whether voluntarily or involuntarily, and/or a decline revenue forecasts. If management determines any of these qualitative triggering events exist, or that in aggregate they might indicate a goodwill impairment exists, management would then proceed to performing the two-step goodwill impairment test as needed to determine if an impairment exists. As of December 31, 2016, management performed the first step of the goodwill impairment test and determined that the fair value of its goodwill is greater than its carrying value and no impairment of goodwill exists.

Intangible Assets

Acquired intangible assets consist of acquired customer relationships and developed technology. Acquired intangible assets are recorded at fair value, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company reviews identifiable amortizable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value.

Restructuring

On November 8, 2016, the Company’s board of directors approved a restructuring plan designed to reduce its operating expenses, realign its cost structure with revenue, better manage its costs and more efficiently manage the business. The restructuring plan was implemented in the fourth quarter of 2016 and completed in the first quarter of 2017. Restructuring expenses totaled $1.6 million and were recorded as restructuring expenses on our consolidated statements of operations in the fourth quarter of 2016. Elements of the restructuring plan included a workforce reduction of approximately 7%, which included employee severance pay and related expenses, acceleration of the Company’s former chief executive officer’s stock-based compensation expense as a result of his termination without cause and facility exit expenses. The Company does not expect to incur any additional expenses under the restructuring plan. The Company accounts for its employee termination and facility consolidation restructuring activities under ASC 420, Exit or Disposal Cost Obligations, which addresses when to recognize a liability for involuntary employee termination benefits pursuant to a one-time benefit arrangement and costs to consolidate facilities. See Note 11 Restructuring for additional information regarding the Company’s restructuring activities.

Income Taxes

The Company records income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or income tax returns. In estimating future tax consequences, expected future events other than enactments or changes in the tax law or rates are considered. Deferred tax valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.

The following table sets forth our deferred tax valuation allowance for the years ended December 31, 2016, 2015 and 2014.

	Balance at Beginning of Year	Charged to Other Accounts	Balance End of Year
	(in thousands)
2014	$7,524	$1,633	$9,157
2015	$9,157	$2,605	$11,762
2016	$11,762	$3,212	$14,974

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

Recently Issued and Adopted Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers.  In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standard, including identifying performance obligations. The new standard, as amended, is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The Company does not plan to early adopt, and thus the new standard will become effective for the Company on January 1, 2018. As part of this plan, the Company is currently assessing the impact of the new guidance on its results of operations. However, further analysis is required and the Company will continue to evaluate this assessment in 2017. The Company currently expects to apply the modified retrospective method of adoption; however, it has not yet finalized its transition method, but expects to do so in 2017 upon completion of further analysis.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management is required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU 2014-15 becomes effective for annual periods ending after December 15, 2016 and for interim reporting periods thereafter. The Company adopted this standard for its fiscal year ended December 31, 2016.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which clarifies when fees paid in a cloud computing arrangement pertain to the acquisition of a software license, services, or both. ASU 2015-05 provides criteria for customers in a cloud computing arrangement to use to determine whether the arrangement includes a license of software. The criteria are based on existing guidance for cloud service providers. However, the ASU does not change the accounting for cloud service providers. ASU 2015-05 is effective for annual and interim periods in fiscal years beginning after December 15, 2015. The Company adopted this standard prospectively as of January 1, 2016 and the impact to its consolidated financial statements was not material.

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

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842). This ASU requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018. The guidance is required to be applied by the modified retrospective transition approach. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). This ASU was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. This standard covers accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows and will be effective as of January 1, 2017, with early adoption permitted. The Company adopted the standard January 1, 2017 and is currently evaluating the impact of adopting this standard.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This ASU is an update to the standard on goodwill, which eliminates the need to calculate the implied fair value of goodwill when an impairment is indicated. The update states that goodwill impairment is measured as the excess of a reporting unit’s carrying value over its fair value, not to exceed the carrying amount of goodwill. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after January 1, 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. Upon adoption, entities will be required to apply the update prospectively. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

3.	Cash, Cash Equivalents, Marketable Securities and Derivative Instruments

The Company’s cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase. Short- and long-term marketable securities are comprised of highly liquid available-for-sale financial instruments (primarily corporate bonds, commercial paper and certificates of deposit) with final maturities of at least three months but no more than 24 months from the date of purchase. None of the Company’s marketable securities were in a continuous loss position for over twelve months as of December 31, 2016.

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

The cost, gross unrealized gains and losses and fair value of the Company’s marketable securities and foreign currency forward contracts consisted of the following as of December 31, 2016 and 2015 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016:
Cash	$22,750	$—	$—	$22,750
Cash equivalents:
Money market funds	10,653	—	—	10,653
Commercial paper	1,297	—	—	1,297
Total cash and cash equivalents	34,700	—	—	34,700
Marketable securities:
Corporate bonds	16,780	—	(17)	16,763
Government and agency bonds	9,050	1	(8)	9,043
Commercial paper	5,186	—	—	5,186
Total marketable securities	31,016	1	(25)	30,992
Total cash, cash equivalents and marketable securities	$65,716	$1	$(25)	$65,692

Foreign currency forward contracts, net (1)	$—	$11	$(16)	$(5)

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015:
Cash	$7,638	$—	$—	$7,638
Cash equivalents:
Money market funds	10,221	—	—	10,221
Total cash and cash equivalents	17,859	—	—	17,859
Marketable securities:
Corporate bonds	31,372	—	(78)	31,294
Government and agency bonds	6,544	—	(8)	6,536
Commercial paper	4,494	—	—	4,494
Total marketable securities	42,410	—	(86)	42,324
Total cash, cash equivalents and marketable securities	$60,269	$—	$(86)	$60,183

Foreign currency forward contracts, net (1)	$—	$19	$(29)	$(10)

(1)	Included in “Accrued liabilities” in the accompanying consolidated balance sheet as of December 31.

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

Marketable securities with final maturities of at least three months but no more than 12 months from the date of purchase are classified as short-term and marketable securities with final maturities of more than one year but less than two years from the date of purchase are classified as long-term. Our marketable securities are classified as available-for-sale and consist of high quality, investment grade securities from diverse issuers with predetermined minimum credit ratings. The Company values these securities based on pricing from pricing vendors who may use inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. As such, the Company classifies all of its marketable securities as having Level 2 inputs. The valuation techniques used to measure the fair value of the Company’s marketable securities having Level 2 inputs were derived from market prices that are corroborated by observable market data and quoted market prices for similar instruments.

The following tables present information about the Company’s money market funds, marketable securities and foreign currency forward contracts measured at fair value on a recurring basis as of December 31, 2016 and 2015 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$10,653	$—	$—	$10,653
Commercial paper	—	1,297	—	1,297
Total cash equivalents	$10,653	$1,297	$—	$11,950

Marketable securities:
Corporate bonds	$—	$16,763	$—	$16,763
Government and agency bonds	—	9,043	—	9,043
Commercial paper	—	5,186	—	5,186
Total marketable securities	$—	$30,992	$—	$30,992

Foreign currency forward contracts, net	$—	$(5)	$—	$(5)

	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3	Total
Money market funds	$10,221	$—	$—	$10,221
Marketable securities:
Corporate bonds	$—	$31,294	$—	$31,294
Government and agency bonds	—	6,536	—	6,536
Commercial paper	—	4,494	—	4,494
Total marketable securities	$—	$42,324	$—	$42,324

Foreign currency forward contracts, net	$—	$(10)	$—	$(10)

5.	Property, Equipment and Software

For internally developed software, the Company performs regular recoverability assessments in order to evaluate any impairment indicators or changes to useful lives. During the fourth quarter of 2016, the Company determined not to allocate any future resources to market, develop and maintain its YFP 5.0 supply-side platform for publishers since it was not generating sufficient revenue to cover its related costs. The Company’s assessment determined YFP 5.0 to be fully impaired and the Company recorded a one-time non-cash asset impairment charge of $0.9 million related to YFP 5.0 in operating expenses.

Property, equipment and software consisted of the following (in thousands):

	December 31,
	2016	2015
Office furniture and fixtures	$750	$793
Equipment and computers	14,042	12,597
Leasehold improvements	2,074	1,965
Software	2,167	2,011
Internally developed software costs (1)	15,937	12,110
Total property, equipment and software	34,970	29,476
Less: accumulated depreciation and amortization	(23,244)	(17,366)
Property, equipment and software, net	$11,726	$12,110

(1)	Internally developed software costs exclude $0.9 million of asset impairment charges as of December 31, 2016 related to the impairment of YFP 5.0, the Company’s supply-side platform for publishers.

Depreciation and amortization expense, including amortization of internal use software costs, was approximately $6.9 million, $6.0 million and $4.6 million, for the years ended December 31, 2016, 2015 and 2014, respectively.

Assets recorded under capital leases consist primarily of data center equipment and were as follows (in thousands):

	December 31,
	2016	2015
Gross assets under capital leases	$657	$633
Less: accumulated depreciation	(636)	(633)
Net assets under capital leases	$21	$—

6.	Goodwill and Intangible Assets

The intangible assets detail for the periods presented (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (years)
December 31, 2016:
Developed technology	$2,950	$(2,950)	$—	—
Customer relationships	104	(104)	—	—
	$3,054	$(3,054)	$—

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (years)
December 31, 2015:
Developed technology	$2,950	$(2,300)	$650	1.0
Customer relationships	104	(95)	9	0.4
	$3,054	$(2,395)	$659

Amortization expense for each of the years ended December 31, 2016, 2015 and 2014 was $0.7 million. Amortization expense related to developed technology is included as a component of “Cost of revenue” in the consolidated statements of operations.

7.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Accrued compensation	$4,871	$5,210
Accrued vacation and other employee benefits	1,392	3,849
Accrued customer incentives	3,425	4,945
Accrued taxes	—	458
Other accrued expenses	2,504	2,305
Total accrued liabilities	$12,192	$16,767

8.	Borrowings

In November 2014, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to borrow up to a maximum of $25.0 million collateralized by the Company’s cash deposits, accounts receivable and equipment, as well as certain other assets. The Loan and Security Agreement requires the Company to comply with certain financial and reporting covenants, including maintaining an adjusted quick ratio of at least 1.6 to 1.0. Annual fees under the agreement total one quarter of 1.0% of the average unused balance of the credit line per annum. The Company’s Loan and Security Agreement with SVB expired in early November 2016. The Company has decided not to renew this Loan and Security Agreement. The Company never borrowed under the credit line and maintained compliance with all financial and reporting covenants.

9.	Commitments and Contingencies

Leases

The Company leases office facilities under various non-cancellable operating leases that expire through September 2027. Rent expense under operating leases totaled $3.5 million, $3.0 million and $2.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company also has capital lease obligations that mature in July 2019.

Purchase Commitments

During the normal course of business, to secure adequate ad inventory and impressions for its sales arrangements, the Company enters into agreements with digital media property owners that require purchase of a minimum number of impressions on a monthly or quarterly basis. Purchase commitments as of December 31, 2016 expire on various dates through December 2017.

Future Payments

Future minimum payments under these arrangements as of December 31, 2016 are as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating lease obligations	$17,282	$3,327	$6,864	$3,230	$3,861
Capital lease obligations	21	8	13	—	—
Traffic acquisition costs and other purchase commitments	509	509	—	—	—
Total minimum payments	$17,812	$3,844	$6,877	$3,230	$3,861

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that the Company can cancel without a significant penalty are not included in the table above. The Company has determined its uncertain tax positions as of December 31, 2016 will not result in any additional taxes payable by the Company. As a result, no amounts are shown in the table above relating to the Company’s uncertain tax positions.

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

10.	Stockholders’ Equity

Preferred Stock

In association with the IPO, the board of directors authorized the Company to issue up to 20,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2016 and 2015, no shares of preferred stock were outstanding.

Common Stock

At December 31, 2016 and 2015 there were 33,946,820 and 34,455,220 shares of common stock issued and outstanding, respectively. The following table summarizes common stock activity during the year ended December 31, 2016:

Number of Shares
Outstanding at December 31, 2015	34,455,220
Option exercises	12,434
RSUs released, net of shares withheld for taxes	985,573
Common stock issued in connection with employee stock purchase plan	446,502
Repurchases of common stock	(1,952,909)
Outstanding at December 31, 2016	33,946,820

Stock Repurchase Program

On February 18, 2016, the Company announced its board of directors authorized a $10 million share repurchase program. The repurchase program has no set expiration date and all purchases are subject to applicable rules and regulations, market conditions and other factors. Purchases under this repurchase program are made in the open market and complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The cost of the repurchased shares is funded from available working capital. For accounting purposes, common stock repurchased under the Company’s stock repurchase program is recorded based upon the repurchase date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

Stock repurchase activity under the Company’s stock repurchase program during 2016 is summarized as follows (in thousands, except share and per share amounts):

	Total Number of Shares Repurchased	Average Price Paid per Share (1)	Amount of Repurchase
Cumulative balance at December 31, 2015	—	$—	$—
Repurchases of common stock (2)	1,952,909	$3.64	7,105
Cumulative balance at December 31, 2016	1,952,909	$3.64	$7,105
(1)	Average price paid per share includes commission.
(2)	Includes 27,202 treasury shares purchased in late December 2016 for $98,000 that had not yet settled as of December 31, 2016.

Treasury Stock

In addition to the 1,952,909 shares repurchased in 2016, the Company has 66,666 shares of treasury stock related to the acquisition of Crowd Science, for a total of 2,019,575 shares of treasury stock. Treasury stock is carried at cost and could be re-issued if the Company determined to do so.

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

The following table summarizes option activity:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1) (in thousands)
Balance at December 31, 2015	4,360	$5.04	6.30	$1,480
Granted (2)	305	$3.61
Exercised	(12)	$1.66
Canceled and forfeited (3)	(899)	$4.47
Balance at December 31, 2016	3,754	$5.08	4.96	$1,671
Vested as of December 31, 2016 and expected to vest thereafter (4)	3,720	$5.07	4.94	$1,669
Vested and exercisable as of December 31, 2016	3,339	$4.90	4.69	$1,654

(1)	The aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding in-the-money options as of those dates.
(2)	Options granted include 0.7 million re-issued options in connection with a modification. See “Modification of Employee Stock Options” below for more information.
(3)	Options cancelled and forfeited include 0.7 million options that were cancelled in connection with a modification. See “Modification of Employee Stock Options” below for more information.
(4)	Options expected to vest reflect an estimated forfeiture rate.

The weighted average grant date fair value of options granted was $1.93, $2.78 and $3.76 in 2016, 2015 and 2014, respectively. The total intrinsic value of options exercised was not material for 2016 was approximately $0.5 million and $2.0 million for 2015 and 2014, respectively.

The following table summarizes restricted stock unit activity:

	Number of Shares (in thousands)	Weighted Average Fair Value at Grant	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1) (in thousands)
Balance at December 31, 2015	1,619	$5.39	0.99	$5,681
Granted	1,914	$3.84
Released	(1,218)	$5.19
Canceled and forfeited	(636)	$4.26
Balance at December 31, 2016	1,678	$4.19	1.05	$6,663

(1)	The intrinsic value of RSUs is based on the Company’s closing stock price as reported by the New York Stock Exchange on that date.

The total grant date fair value of restricted stock units vested during the years ended December 31, 2016, 2015 and 2014 was $6.3 million, $4.3 million and $0.1 million, respectively. All of our RSUs that were released during the years ended December 31, 2016, 2015 and 2014 were net share settled. As such, upon each release date, RSUs were withheld to cover the required withholding tax, which is based on the value of the RSU on the release date as determined by the closing price of our common stock on the trading day of the settlement date. The remaining amounts are delivered to the recipient as shares of our common stock.

Modification of Employee Stock Options

On January 2, 2015, the Company modified options to purchase 0.7 million shares of common stock previously granted to non-executive employees with exercise prices over $7.00 per share. The exercise price of the modified options was reduced to $5.14 per share, the closing price of the Company’s common stock on the New York Stock Exchange on January 2, 2015. No other terms of these options were modified. The Company expects to recognize an additional $0.4 million of stock-based compensation expense over the remaining vesting terms of the options as a result of the modification. As of December 31, 2016, an immaterial amount of additional stock-based compensation expense related to the modification remains to be expensed.

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

The fair value of stock purchased through the 2013 Purchase Plan is estimated on the first trading day of the offering period using the Black-Scholes option valuation model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation, including the volatility of the Company’s common stock, a risk-free interest rate, expected dividends, and estimated forfeitures. To the extent actual results differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. Volatility is based on an average of the historical volatilities of the common stock of a group of entities with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for six-month treasury notes corresponding with the length of the offering period.  Expected forfeitures are based on the Company’s historical experience. The Company currently has no history or expectation of paying cash dividends on common stock.

The expected term of ESPP shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights were as follows:

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014
Expected term (years)		0.50			0.50			0.50
Volatility		56%			56%			80%
Risk-free interest rate	0.21%	-	0.45%	0.07%	-	0.36%	0.05%	-	0.08%
Dividend yield		—			—			—

Shares Reserved for Future Issuance

At December 31, 2016 and 2015, the Company has reserved the following shares of common stock for future issuance:

	December 31,
	2016	2015
Common stock reserved:
Common stock options	3,754,122	4,360,015
Restricted stock units	1,678,448	1,618,543
Shares available for future issuance under the 2013 Plan	4,952,254	3,680,862
Employee stock purchase plan	335,984	437,934
	10,720,808	10,097,354

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

The fair value of options granted to employees is determined using the Black-Scholes option valuation model with the following assumptions:

	Years Ended December 31,
	2016	2015			2014
Expected term (years)	6.00		6.00			6.00
Volatility	56%	56%	-	80%		80%
Risk-free interest rate	1.90%	1.54%	-	1.79%	1.74%	-	2.02%
Dividend yield	—		—			—
Weighted-average fair value	$1.93		$2.78			$3.76

The following table summarizes the effects of stock-based compensation related to vesting stock-based awards included in the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2016	2015	2014
Cost of revenue	$178	$312	$342
Sales and marketing	2,612	3,403	2,776
Research and development (1)	1,200	1,111	482
General and administrative (2)	4,434	4,053	2,174
Total stock-based compensation (2)	$8,424	$8,879	$5,774

(1)

Excludes $537,000, $544,000 and $360,000 of stock-based compensation expense that was capitalized as part of internal-use software development costs for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)

Excludes $288,000 of stock-based compensation expense for the year ended December 31, 2016 related to the partial acceleration of the Company’s former chief executive officer’s unvested equity awards in association with his severance agreement. The $288,000 is included in restructuring on the Company’s consolidated statements of operations. See Note 11 below.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options during the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016, there was $6.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 1.72 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

11.	Restructuring

On November 8, 2016, the Company’s board of directors approved a restructuring plan designed to reduce its operating expenses, realign its cost structure with revenue, better manage its costs and more efficiently manage the business. The restructuring plan was implemented in the fourth quarter of 2016 and completed in the first quarter of 2017. Restructuring expenses totaled $1.6 million and were recorded as restructuring expenses on our consolidated statements of operations in the fourth quarter of 2016. Elements of the restructuring plan included a workforce reduction of approximately 7%, which included employee severance pay and related expenses, acceleration of the Company’s former chief executive officer’s stock-based compensation expense as a result of his termination without cause and facility exit expenses. The Company does not expect to incur any additional expenses under the restructuring plan. As of December 31, 2016, the Company had $0.8 million of restructuring liabilities included in accrued liabilities on its consolidated balance sheet, which consisted primarily of employee severance pay and related expenses. The Company expects its restructuring liability to be fully paid in the first quarter of 2017.

Restructuring expenses incurred in 2016 were as follows:

	Workforce Reduction Expenses (1)	Stock-Based Compensation Expense Acceleration (2)	Facility Exit Expenses (3)	Total
Restructuring	$1,172	$288	$117	$1,577

(1)	Workforce reduction expenses include employee severance and temporary health insurance costs under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”).
(2)

In accordance with the 2015 Executive Severance Plan, 25% of the chief executive officer’s unvested equity holdings immediately accelerate to become vested if the chief executive officer is terminated for any reason other than cause. Stock-based compensation expense is a non-cash expense.

(3)

The Company exited a facility located in Redwood City, California on November 11, 2016. Facility exit expenses include rental payments the Company is required to make on the vacant office space and broker fees the Company will pay to find a new tenant to sublease the vacated office space.

12.	Net Loss per Share

Basic and diluted net loss per common share is presented in conformity with the treasury stock method. Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding, including potential dilutive common shares assuming the dilutive effect of outstanding stock options.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Years Ended December 31,
	2016	2015	2014
Numerator:
Net loss	$(7,721)	$(16,745)	$(8,745)

Denominator:
Weighted-average shares used in computing net loss per share:
Basic	34,441	33,829	32,591
Weighted-average effect of potentially dilutive shares:
Employee stock options and restricted stock units	—	—	—
Common stock warrants and employee stock purchase plan	—	—	—
Diluted	34,441	33,829	32,591
Net loss per share:
Basic	$(0.22)	$(0.49)	$(0.27)
Diluted	$(0.22)	$(0.49)	$(0.27)

The following equity shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of December 31,
	2016	2015	2014
Stock options	4,133	4,723	5,263
Restricted stock units	552	499	657
Common stock warrants	—	6	25
Employee stock purchase plan	48	110	24

13.	Income Taxes

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

The following table presents domestic and foreign components of loss before income taxes for the periods presented (in thousands):

	Years Ended December 31,
	2016	2015	2014
Domestic	$(8,507)	$(17,604)	$(9,899)
Foreign	766	1,159	930
Total	$(7,741)	$(16,445)	$(8,969)

The components of income tax (expense) benefit are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$—	$—	$21
State	42	(29)	270
Foreign	(253)	(524)	(403)
Total	(211)	(553)	(112)
Deferred:
Federal	221	221	221
State	11	12	105
Foreign	(1)	20	10
Total	231	253	336
Total income tax (expense) benefit	$20	$(300)	$224

The primary differences between the effective tax rates and the federal statutory tax rate relates to the valuation allowances on the Company’s net operating losses, state income taxes, foreign tax rate differences and non-deductible stock-based compensation expense. The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	Years Ended December 31,
	2016	2015	2014
Tax at federal statutory rate	34.0%	34.0%	34.0%
State, net of federal effect	0.5	(0.1)	4.2
Foreign taxes	(4.2)	(2.8)	(4.4)
Foreign rate differential	3.4	2.4	3.5
Stock-based compensation	(3.8)	(4.6)	(9.7)
Change in valuation allowance	(31.9)	(31.7)	(28.8)
Other non-deductible expenses	(0.3)	(0.2)	(0.6)
Other	2.6	1.2	4.3
Effective tax rate	0.3%	(1.8)%	2.5%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Accruals and reserves	$1,714	$1,955
Net operating loss carryforwards	10,396	8,547
Tax credit carryforwards	1,521	1,697
Stock-based compensation	3,324	1,969
Foreign taxes	53	54
Total deferred tax assets	17,008	14,222

Fixed assets	(1,988)	(1,799)
State taxes	7	(607)
Purchased intangible assets	—	(232)
Total deferred tax liabilities	(1,981)	(2,638)

Valuation allowance	(14,974)	(11,762)
Total net deferred tax liabilities	$53	$(178)

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. As of December 31, 2016 and 2015, a full valuation allowance on domestic deferred tax assets was placed due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. The Company’s valuation allowance as of December 31, 2016 and 2015 was attributable to the uncertainty of realizing future tax benefits from U.S. net operating losses, foreign timing differences and other deferred tax assets. The Company’s valuation allowance increased $3.2 million, $2.6 million and $1.6 million in the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, the Company has U.S. federal net operating loss carryforwards of approximately $27.2 million, expiring beginning in 2025. As of December 31, 2016, the Company has U.S. state and local net operating loss carryforwards of approximately $20.7 million, expiring beginning in 2017.

As of December 31, 2016, the Company has federal research and development tax credits of approximately $1.0 million, which expire beginning in 2025. As of December 31, 2016, the Company has state research and development tax credits of approximately $1.1 million, and other tax credits of approximately $0.3 million, both of which carry forward indefinitely.

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

U.S. income and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries have not been provided on undistributed earnings of foreign subsidiaries. The Company intends to reinvest theses earnings indefinitely outside the United States. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant subsidiaries were sold or otherwise transferred, the Company may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes; however, the determination of such amount is not practicable. As of December 31, 2016, the cumulative amount of earnings upon which U.S. income taxes have not been provided for is approximately $2.3 million.

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended December 31, 2016, 2015 and 2014 consist of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Unrecognized benefit – beginning of period	$580	$459	$358
Gross increases – current year tax positions	130	121	101
Gross decreases – prior year tax positions	(76)	—	—
Unrecognized benefit – end of period	$634	$580	$459

The entire amount of any unrecognized tax benefits would impact the Company’s effective tax rate if recognized.

Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense and were immaterial. The Company files income tax returns in the United States, various states and certain foreign jurisdictions. The tax periods 2012 through 2015 remain open in most jurisdictions. In addition, any tax losses and research and development credit carryforwards that were generated in prior years and carried forward may also be subject to examination by respective taxing authorities. The Company is not currently under examination by income tax authorities in federal, state or other foreign jurisdictions.

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

	Years Ended December 31,
	2016	2015	2014
Domestic	$147,907	$147,601	$149,617
International	12,504	25,653	28,162
Total revenue	$160,411	$173,254	$177,779

The Company’s long-lived assets are primarily located in the United States.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016 at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter ended December 31, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information concerning our directors, executive officers, compliance with Section 16(a) of the Exchange Act, as amended, and corporate governance required by this Item 10 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2016.

We have adopted a Code of Conduct for Directors that applies to all directors and a Code of Conduct for Employees that applies to all employees, including our principal executive officer, Paul Porrini, principal financial officer, Tony Carvalho, and all other executive officers. These Codes of Conduct are available on the ABOUT US/Investor Relations/Corporate Governance page of our website at www.yume.com. A copy may also be obtained without charge by contacting investor relations, attention Director of Investor Relations, 1204 Middlefield Road, Redwood City, CA 94063 or by calling (650) 503-7875.

We plan to post on our website at the address described above any future amendments or waivers of our Codes of Conduct.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2016.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2016.

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

(c) Financial Statement Schedules—See Item 15(a) above.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 10, 2017

YuMe, Inc.

/ s / PAUL PORRINI	/ s / TONY CARVALHO
Paul Porrini	Tony Carvalho
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 10th day of March, 2017.

Signature	Title

/ s / PAUL PORRINI	Chief Executive Officer
Paul Porrini

/ s / AYYAPPAN SANKARAN	Director
Ayyappan Sankaran

/ s / MITCHELL HABIB	Director
Mitchell Habib

/ s / JAYANT KADAMBI	Director
Jayant Kadambi

/ s / ADRIEL LARES	Director
Adriel Lares

/ s / ELIAS NADER	Director
Elias Nader

/ s / CHRISTOPHER PAISLEY	Director
Christopher Paisley

/ s / ERIC SINGER	Director
Eric Singer

/ s / DANIEL SPRINGER	Director
Daniel Springer

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-36039	3.1	August 30, 2013

3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-36039	3.2	August 30, 2013

4.1	Form of Registrant’s common stock certificate	S-1	333-189772	4.1	July 25, 2013

4.2	Amended and Restated Investors’ Rights Agreement, dated October 28, 2011, by and among Registrant and certain stockholders of Registrant, as amended	S-1	333-189772	4.2	July 25, 2013

10.1	Form of Indemnity Agreement.	S-1	333-189772	10.1	July 2, 2013

10.2*	2004 Stock Plan, as amended, and forms of stock option, stock option exercise agreement and restricted stock purchase agreement.	S-1	333-189772	10.2	July 2, 2013

10.3*	2013 Equity Incentive Plan and forms of stock option award agreement, stock option exercise agreement and restricted stock unit award agreement.	S-1	333-189772	10.3	July 25, 2013

10.4*	2013 Employee Stock Purchase Plan and form of subscription agreement.	S-1	333-189772	10.4	July 25, 2013

10.5*	Offer letter between Jayant Kadambi and Registrant, dated December 17, 2004.	S-1	333-189772	10.5	July 2, 2013

10.6*	Offer letter between Scot McLernon and Registrant, dated December 30, 2009.	S-1	333-189772	10.6	July 2, 2013

10.7*	Offer letter between Hardeep Bindra and Registrant, dated November 3, 2014.	8-K	001-36039	10.1	November 6, 2014

10.8*	2016 Cash Incentive Plan.	8-K	001-36039	99.2	February 18, 2016

10.9*	Description of Director Compensation.	S-1	333-189772	10.10	July 25, 2013

10.10*	Executive Severance Plan.	8-K	001-36039	99.2	February 17, 2015

10.11*	Offer letter between James Soss and Registrant, dated March 16, 2016.	8-K	001-36039	99.1	March 17, 2016

10.12*	Promotion memorandum between Michael Hudes and Registrant, dated November 9, 2016.	8-K	001-36039	99.4	November 9, 2016

10.13*	Promotion memorandum between Paul Porrini and Registrant, dated November 18, 2016.	8-K	001-36039	99.1	November 18, 2016

10.14*	Separtaion Agreement between Jayant Kadambi and Registrant, dated November 9, 2016.	8-K	001-36039	99.1	November 9, 2016

10.15*	Separation Agreement between James Soss and Registrant, dated November 9, 2016.	8-K	001-36039	99.2	November 9, 2016

10.16*	Separation Agreement between Hardeep Bindra and Registrant, dated November 9, 2016.	8-K	001-36039	99.3	November 9, 2016

10.17*	Compensation memorandum between Scot McLernon and Registrant, dated July 1, 2016.					X

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101 INS**	XBRL Instance Document.	X

101 SCH**	XBRL Taxonomy Extension Schema Document.	X

101 CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101 DEF**	XBRL Taxonomy Extension Definition Linkbase Document.	X

101 LAB**	XBRL Taxonomy Extension Labels Linkbase Document.	X

101 PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*	Compensatory plan or arrangement.

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