Form 10-K/A
period 2016-12-31
YuMe Inc
filed 2017-04-28
CIK 1415624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

Amendment No. 1

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, was $69,491,376 based upon the closing price of the registrant’s common stock reported for such date by the New York Stock Exchange. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded from that calculation because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2017, there were 34,194,080 shares of the registrant’s common stock outstanding.

________________________________

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

YuMe, Inc., (the “Company, “we,” “us,” “our” or “YuMe”) is filing this Amendment No. 1 on Form 10-K (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2017 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by YuMe within 120 days after the end of the fiscal year covered by the Original Filing. The reference on the cover of the Original Filing to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended solely to include new certifications by our principal executive officer and principal financial officer. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

Because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NOTE REGARDING FORWARD-LOOKNG STATEMENTS

Unless expressly indicated or the context requires otherwise, the terms “YuMe,” “Company,” “we,” “us” and “our” in this document refer to YuMe, Inc., and, where appropriate, its wholly-owned subsidiaries.

This Amendment No. 1 contains “forward-looking statements” within the meaning of Section 21E of the Exchange Act that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Amendment No. 1, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include, for example, statements about:

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

You should refer to Part I, Item 1A: “Risk Factors” of the Original Filing for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Amendment No. 1 will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

You should read this Amendment No. 1, the Original Filing and the documents referenced therein and that have been filed as exhibits thereto, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

OUR EXECUTIVE OFFICERS

The names of our current executive officers, their ages as of April 15, 2017 and their positions with the Company are set forth below, followed by certain other information about them:

Name	Age	Position
Paul Porrini	55	Chief Executive Officer, President
Anthony Carvalho	60	Executive Vice President, Chief Financial Officer
Michael Hudes	56	Executive Vice President, Chief Revenue Officer
Ayyappan Sankaran	55	Executive Vice President, Chief Technology Officer

Paul Porrini

Mr. Porrini has served as our Chief Executive Officer since November 2016. Prior to that, Mr. Porrini served as our General Counsel and Secretary since July 2012 and was named Executive Vice President, General Counsel and Secretary in April 2013. From February 2008 to June 2012, Mr. Porrini served as Vice President, Deputy General Counsel and Assistant Secretary at Hewlett-Packard Company, a global provider of technology and software products, and from 2001 to 2008 he served in a variety of other legal roles with Hewlett-Packard. From 1999 to 2001, Mr. Porrini served as Senior Vice President, General Counsel and Secretary of Bluestone Software, Inc., a web application server software company that was acquired by Hewlett-Packard. Prior to Bluestone Software, Inc., Mr. Porrini held partner and associate roles at several law firms. Mr. Porrini began his legal career as an Attorney Advisor in the Division of Corporation Finance with the SEC. Mr. Porrini holds a B.S. in Quantitative Business Analysis from the Pennsylvania State University, a J.D. from the Widener University School of Law and an L.L.M. (Taxation) from the Georgetown University Law Center.

Anthony Carvalho

Mr. Carvalho has served as our Executive Vice President, Chief Financial Officer since May 2014. Prior to that, Mr. Carvalho served as our Vice President, Financial Planning and Administration since March 2013 and prior to that, Mr. Carvalho was on sabbatical from October 2012 to March 2013. From 2011 to 2012, Mr. Carvalho served as Vice President, Finance at Modcloth, Inc., an online specialty clothing retailer. From 2008 to 2011, Mr. Carvalho served as Vice President, Finance at Service Source International, Inc., a recurring revenue management solutions company. Prior to 2008, Mr. Carvalho was the Vice President, Finance of Aliph, Inc., a manufacturer and distributor of Bluetooth enabled devices, the Corporate Controller of Upek, Inc., a provider of biometric fingerprint security solutions, the Chief Financial Officer of Xoom, Inc., a provider of international money transfer solutions and the Vice President, Finance and Corporate Controller of PayPal, Inc., which was acquired by eBay, Inc. Mr. Carvalho is a certified public accountant and holds a Bachelors of Commerce from the University of Mumbai.

Ayyappan Sankaran

Mr. Sankaran is a founder of our Company; he has served as our Chief Technology Officer since August 2008 and has been Vice President, Engineering and a member of our board of directors (the “Board”) since our inception in 2004. Mr. Sankaran was named Executive Vice President, Engineering and Chief Technology Officer in April 2013. Prior to co-founding the Company, Mr. Sankaran was Director of Software Development at Netopia, Inc., a publicly-held manufacturer of DSL equipment and service provider for Internet service providers and carriers. He was a co-founder of StarNet Technologies, a voice over DSL company, which was acquired by Netopia in 1999. Prior to co-founding StarNet, Mr. Sankaran held various technical positions at Octel Communications (acquired by Lucent Technologies), Abbott Labs and Ready Systems. Mr. Sankaran holds a B.S.E.E. from the College of Engineering, Madras, India and a Masters in Electrical Engineering from the University of Texas.

Michael Hudes

Mr. Hudes has served as our Executive Vice President, Chief Revenue Officer since November 2016. Prior to that, Mr. Hudes served as our Executive Vice President, Emerging Markets from February 2010 to October 2016. From 2009 to 2010, Mr. Hudes served as Chief Executive Officer of Keystream Corporation, a platform for publishers and advertisers to monetize video content. From 2008 to 2009, Mr. Hudes served as President of Innovation Strategy and Growth for Interpublic Group Mediabrands, a global marketing network. Mr. Hudes graduated with honors and holds a B.A. in Political Science from the University of Rochester.

OUR DIRECTORS

Currently the Board consists of eight directors and is divided into three classes. Each class consists of, as closely as possible, one-third of the total number of directors, and each class has a three-year term. Vacancies on the Board may be filled only by persons elected by a majority of the remaining directors. A director elected by the Board to fill a vacancy in a class, including vacancies created by an increase in the number of directors, shall serve for the remainder of the full term of that class and until the director’s successor is duly elected and qualified. The term of the current Class I directors expires at the 2017 Annual Meeting of Stockholders. The term of the Class II directors expires at the 2018 Annual Meeting of Stockholders and the term of the Class III directors expires at the 2019 Annual Meeting of Stockholders.

The names of our directors, their ages as of April 15, 2017 and their positions with the Company are set forth below, followed by certain other information about our non-employee directors:

Name	Age	Position
Eric Singer(2)(3)	43	Director, Chairman of the Board
Dan Springer(2)	53	Director
Chris Paisley(1)(3)	64	Director, Chairman of the Audit Committee
Mitchel Habib(1)(2)	56	Director, Chairman of the Compensation Committee
Adriel Lares(1)(3)	44	Director, Chairman of the Nominating and Governance Committee
Jayant Kadambi	51	Director
Ayyappan Sankaran	55	Director, Executive Vice President, Chief Technology Officer
Elias Nader(1)	51	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Governance Committee

Eric Singer

Mr. Singer has been a member of the Board since May 2016. Mr. Singer also serves on the boards of IEC Electronics Corporation, a provider of electronic manufacturing services, Numerex Corporation, a provider of managed enterprise solutions, and Support.com, Inc., a provider of cloud-based software and services. Since May 2014, Mr. Singer has served as the managing member of each of VIEX GP, VSO GP II, and VIEX Capital.   From 2009 to 2014, Mr. Singer held various positions at Potomac Capital Management III, LLC, and its related entities, an investment partnership. From 2007 to 2009, Mr. Singer was a senior investment analyst at Riley Investment Management, a hedge fund sponsor. From 2003 to 2007, Mr. Singer managed private portfolios for Alpine Resources, LLC.  Mr. Singer holds a B.A. in American Studies from the Brandeis University.

Dan Springer

Mr. Springer has been a member of the Board since October 2013. Since January 2017, Mr. Springer has served as the Chief Executive Officer of DocuSign Inc., an electronic signature technology company. Since May 2015, Mr. Springer has been serving as an Operating Partner at Advent International Corporation. From 2004 to 2014, Mr. Springer was the Chief Executive Officer of Responsys, Inc., which was acquired by Oracle Corporation in 2014. Prior to joining Responsys, Inc., Mr. Springer served as the Managing Director of Modem Media, Inc., the Chief Executive Officer of Telleo, Inc., and Chief Marketing Officer of NextCard, Inc. Mr. Springer also has previous experience with McKinsey & Company, Inc., Data Resource, Inc./McGraw-Hill and Pacific Telesis. Mr. Springer holds a B.A. in Mathematics and Economics from Occidental College and an M.B.A. from Harvard University.

Christopher Paisley

Mr. Paisley has served as a member of the Board since November 2012. Mr. Paisley also serves on the boards of directors of Ambarella, Inc., a developer of video compression and image processing semiconductors, Equinix, Inc., a provider of network colocation and managed services, Fitbit, Inc., a wearables fitness and health company, and Fortinet, Inc., a provider of unified threat management solutions. Since 2001, Mr. Paisley has served as the Dean’s Executive Professor of Accounting at the Leavey School of Business at Santa Clara University. From 1985 to 2000, Mr. Paisley was the Chief Financial Officer of 3Com Corporation, a computer networking company. Mr. Paisley holds a B.A. in Business Economics from the University of California at Santa Barbara and an M.B.A. from the Anderson School at the University of California at Los Angeles.

Mitchell Habib

Mr. Habib has served as a member of the Board since June 2013. Since June 2014, Mr. Habib has been President and Chief Executive Officer of FCM LLC, a full service consulting firm supporting private equity clients and their portfolio businesses. From 2012 to 2014, Mr. Habib was the Chief Operating Officer of Nielsen Holdings N.V., a global information and measurement company. From 2007 to 2011, Mr. Habib served as the Executive Vice President of Nielsen’s Global Business Services division. Prior to Nielsen, Mr. Habib served as Chief Information Officer for certain North American divisions of Citigroup, Inc. and for several major divisions of General Electric. Mr. Habib holds a B.S. in Journalism and a Masters in Public Administration from the University of Florida.

Adriel Lares

Mr. Lares has served as a member of the Board since June 2013. Since May 2016, Mr. Lares has served as the Chief Financial Officer of Fastly, Inc., a content delivery network. From 2012 to 2015, Mr. Lares served as the Chief Financial Officer of Lookout, Inc., a security technology company, and remained in an advisory role until November 2015. From 2010 to 2012, Mr. Lares served as the Business Unit Leader of Hewlett-Packard Company’s 3PAR division, which provides data storage solutions, and from 2001 until acquired by Hewlett-Packard Company in 2010, as the Director of Finance and the Treasurer and Chief Financial Officer of 3PAR, Inc. Prior to 3PAR, Inc., Mr. Lares served as Chief Financial Officer of Techfuel, Inc., a reseller of high-end storage management solutions, a technology investment banker at Morgan Stanley & Co. Incorporated and a Treasury Analyst for the Walt Disney Company. Mr. Lares holds a B.A. in Economics from Stanford University.

Jayant Kadambi

Mr. Kadambi is a founder of our Company; he served as our President from August 2008 until November 2016 and our Chief Executive Officer from 2011 until November 2016, and has been a member of the Board since our inception in 2004. Prior to co-founding the Company, Mr. Kadambi was Vice President, Research and Development of Netopia, Inc., a publicly-held manufacturer of DSL equipment and service provider for Internet service providers and carriers. Prior to Netopia, Mr. Kadambi was a co-founder of StarNet Technologies, Inc., a voice over DSL company, which was acquired by Netopia, Inc. in 1999. Prior to co-founding StarNet, Mr. Kadambi held various technical and marketing positions in Advanced Micro Devices, Inc.’s networks division and AT&T Bell Labs, where he worked on high-speed LAN systems, hardware and DSL technologies. Mr. Kadambi holds a B.S.E.E. and Masters in Electrical Engineering from Rensselaer Polytechnic Institute.

Elias Nader

Mr. Nader has been a member of the Board since May 2016. Since April 2014, Mr. Nader has served as Chief Financial Officer and secretary of Sigma Designs, Inc., a provider of intelligent media platforms for use in the home entertainment and control markets. From 2013 to 2014, Mr. Nader served as Sigma Designs' interim Chief Financial Officer and secretary and from 2012 to 2013 as its corporate controller. From 2011 to 2012, Mr. Nader served as a Chief Financial Officer consultant with various companies in Europe and the Middle East. From 2010 to 2011, Mr. Nader served as group Chief Financial Officer with Imperial Jet, a VIP business aircraft company based in Europe and the Middle East. From 2005 to 2010, Mr. Nader served as corporate controller at Dionex Corporation, a chromatography company. Mr. Nader holds a B.S. in Business Administration with a concentration in Accounting and Economics from San Jose State University.

DIRECTOR INDEPENDENCE

In accordance with the listing rules of the New York Stock Exchange, a majority of the members of a listed company’s Board must qualify as independent, as affirmatively determined by its board of directors. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of independence, including those set forth in pertinent listing standards of the New York Stock Exchange, as in effect from time to time.

Our Board has determined that Mr. Singer, Mr. Habib, Mr. Nader, Mr. Lares, Mr. Paisley and Mr. Springer are independent under the rules of the New York Stock Exchange. Our Board has determined that Mr. Kadambi and Mr. Sankaran are not independent because they are (or have been within the last three years) an employee and/or executive officer of the Company.

The New York Stock Exchange listing rules generally require that, subject to specified exceptions, each member of our audit, compensation and governance committees be independent. Audit committee members must further satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or be an affiliated person of the listed company or any of its subsidiaries. In addition, in determining the independence of any director who will serve on the Compensation Committee, the Board must consider certain additional factors specified in the New York Stock Exchange listing rules. Our Board has determined that all members of our Audit Committee, Compensation Committee and Nominating and Governance Committee are independent and all members of our Audit Committee and Compensation Committee satisfy the relevant additional independence requirements for the members of those committees.

BOARD LEADERSHIP STRUCTURE

The Board is currently led by Mr. Singer, who was appointed as the chairman of the Board in November 2016. Prior to Mr. Singer’s appointment as chairman, Mr. Kadambi served as chairman and Mr. Springer served as the lead independent director. Mr. Springer was appointed as the lead independent director in March 2015. During his time as lead independent director, Mr. Springer presided at meetings of the Board at which the chairman was not present, including at executive sessions of the independent directors. The lead independent director served as a liaison between the chairman and the independent directors. The lead independent director was available under appropriate circumstances for consultation and direct communication with major stockholders and performs such other functions and responsibilities as set forth in our Corporate Governance Guidelines or as requested by the Board or the independent directors from time to time. Upon appointment of Mr. Singer in November 2016 as chairman, the Board determined that a lead independent director was no longer required and Mr. Springer stepped down as lead independent director.

The chairman oversees the planning of the annual Board calendar and, in consultation with the other directors, schedules and sets the agenda for meetings of the Board and leads the discussion at such meetings. In addition, the chairman chairs the annual meeting of stockholders, is available in appropriate circumstances to speak on behalf of the Board, and performs such other functions and responsibilities as set forth in our Corporate Governance Guidelines or as requested by the Board from time to time. The chairman also chairs the executive sessions of the Board, which are held regularly among the non-employee members of the Board.

ROLE OF THE BOARD IN RISK OVERSIGHT

One of the Board’s key functions is informed oversight of the Company’s risk management process. The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, and through its various standing committees that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for the Company. Our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements, in addition to oversight of the performance of our internal audit function. Our Nominating and Governance Committee monitors the effectiveness of our corporate governance guidelines, including whether they are successful in preventing illegal or improper liability-creating conduct. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.

INFORMATION REGARDING COMMITTEES OF THE BOARD

The Board has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee each of which has the composition and responsibilities described below. From time to time, the board may establish other committees to facilitate the management of our business. Each committee operates under a charter that has been approved by our Board of Directors. Current copies of each committee’s charter are posted on our corporate website (www.yume.com) under “Investors Relations”. Our website and its contents are not incorporated into this Amendment No. 1 to Annual Report on Form 10-K.

Audit Committee

The Audit Committee oversees, among other things, the Company’s corporate accounting and financial reporting processes and audits of its financial statements. The Audit Committee members must satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or be an affiliated person of the listed company or any of its subsidiaries.

The Audit Committee consists of Mr. Paisley, the chairman of the committee, Mr. Lares, Mr. Habib and Mr. Nader, each of whom the Board has determined meets the criteria for independence under the applicable New York Stock Exchange listing requirements and SEC rules and regulations. Mr. Paisley, Mr. Lares and Mr. Nader are each an “audit committee financial expert” as defined by SEC rules and regulations. Mr. Paisley currently serves on the audit committees of more than three public companies. The Board has determined that such simultaneous service does not impair the ability of Mr. Paisley to effectively serve on the Company’s Audit Committee.

The principal duties and responsibilities of the Audit Committee include:

•

Appointing and retaining an independent registered public accounting firm to serve as independent auditor to audit our consolidated financial statements, overseeing the independent auditor’s work and determining the independent auditor’s compensation;

•	Approving in advance all audit services and non-audit services to be provided to us by our independent registered public accounting firm;

•

Establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls, auditing or compliance matters, as well as for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters;

•

Reviewing and discussing with management and our independent registered public accounting firm the results of the annual audit and the independent registered public accounting firm’s review of our quarterly consolidated financial statements;

•

Conferring with management and our independent registered public accounting firm about the scope, adequacy and effectiveness of our internal accounting controls, the objectivity of our financial reporting and our accounting policies and practices; and

•	Preparing an audit committee report as required by the SEC for inclusion in our annual proxy statement or annual reports on Form 10-K filed with the SEC.

A copy of the charter of the Audit Committee can be located on our corporate website (www.yume.com) under “Investor Relations”.

Compensation Committee

The Compensation Committee consists of Mr. Habib, the chairman of the committee, Mr. Singer and Mr. Springer. Our Board has determined that each of these directors is a non-employee member of our Board as defined in Rule 16b-3 under the Exchange Act and an outside director as that term is defined Section 162(m) of the Internal Revenue Code of 1986 (the “Internal Revenue Code”). Our Board has determined that the composition of our Compensation Committee satisfies the applicable independence requirements under, and the functioning of our Compensation Committee complies with the applicable requirements of, the New York Stock Exchange listing rules and SEC rules and regulations. The Compensation Committee’s responsibilities include:

•

Establishing and approving performance goals and objectives relevant to the compensation of our Chief Executive Officer, evaluating the performance of our Chief Executive Officer in light of those goals and objectives and setting, or recommending to the full Board for approval, the Chief Executive Officer’s compensation, including incentive-based and equity-based compensation, based on that evaluation;

•	Setting the compensation of our other executive officers, based in part on recommendations of the Chief Executive Officer;

•	Exercising administrative authority under our stock plans and employee benefit plans;

•	Establishing policies and making recommendations to our Board regarding director compensation;

•	Reviewing and discussing with management the compensation discussion and analysis that we may be required to include in SEC filings; and

•	Preparing a compensation committee report on executive compensation as may be required by the SEC to be included in our annual proxy statements or annual reports on Form 10-K filed with the SEC.

A copy of the charter of the Compensation Committee can be located on our corporate website (www.yume.com) under “Investor Relations”.

In 2014 the Board formed an Equity Award Committee, composed of the Company’s Chief Executive Officer, to which it delegated authority to grant, without any further action required by the Compensation Committee, equity awards including stock options and restricted stock units to new hires and employees who are not executive officers, directors or direct reports to the Chief Executive Officer, within certain pre-approved guidelines. The purpose of this delegation of authority is to enhance the flexibility of equity administration within the Company and to facilitate the timely grant of equity awards to non-officer employees within specified limits approved by the Compensation Committee based on the employee’s geographic location, level and job function. During 2016, the Equity Award Committee exercised its authority to grant options to purchase an aggregate of 10,400 shares of common stock and restricted stock unit awards in an aggregate amount of 454,709 shares of common stock to employees of the Company. The Board dissolved the Equity Award Committee in February 2017 and delegated directly to the Chief Executive Officer the authorization previously granted to the Equity Award Committee.

Our compensation consultant, Compensia, was engaged to advise the Compensation Committee on executive compensation matters, including with respect to determining our peer group, analyzing market practices and trends relating to executive compensation in general and analyzing specific cash and equity compensation ranges for our executive officers.

Compensation Committee Interlocks and Insider Participation

None of our directors who currently serves as a member of our Compensation Committee is, or has at any time during the past year been, one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving on our Board or Compensation Committee.

Nominating and Governance Committee

The Nominating and Governance Committee consists of Mr. Lares, the chairman of the committee, Mr. Singer, and Mr. Paisley. Our Board has determined that the composition of our Nominating and Governance Committee satisfies the applicable independence requirements under, and the functioning of our nominating and governance committee complies with the applicable requirements of, the New York Stock Exchange listing standards and SEC rules and regulations. The Nominating and Governance Committee’s responsibilities and duties include:

•	Assessing the need for new directors and identifying individuals qualified to become directors;

•	Recommending to the Board the persons to be nominated for election as directors and to each of the Board’s committees;

•	Assessing individual director performance, participation and qualifications;

•	Developing and recommending to the Board corporate governance guidelines;

•	Monitoring the effectiveness of the Board and the quality of the relationship between management and the Board;

•	Overseeing an annual evaluation of the Board’s performance; and

•	Reviewing and approving any proposed transactions between us and any related person.

A copy of the charter of the Nominating and Governance Committee can be located on our corporate website (www.yume.com) under “Investor Relations”.

The Nominating and Governance Committee believes that candidates for director should have certain minimum qualifications, including the ability to read and understand basic financial statements and having the highest personal integrity and ethics. The Nominating and Governance Committee also considers such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to the affairs of the Company, demonstrated excellence in his or her field, having the ability to exercise sound business judgment and having the commitment to represent the long-term interests of the Company’s stockholders. However, the Nominating and Governance Committee retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board, the operating requirements of the Company and the long-term interests of stockholders. In conducting this assessment, the Nominating and Governance Committee considers diversity, skills, and such other factors as it deems appropriate given the current needs of the Board and the Company, to maintain a balance of knowledge, experience and capability. In the case of incumbent directors whose terms of office are set to expire, the Nominating and Governance Committee reviews such directors’ overall service to the Company during their term, including the number of meetings attended, level of participation, quality of performance, and any other relationships and transactions that might impair such directors’ independence. In the case of new director candidates, the Nominating and Governance Committee also determines whether the nominee must be independent for purposes of the New York Stock Exchange listing standards. The Nominating and Governance Committee may use its and the Board’s network of contacts to compile a list of potential candidates and may also engage, if it deems appropriate, a professional search firm. The Nominating and Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. The Nominating and Governance Committee meets to discuss and consider the candidates’ qualifications and then selects a nominee for recommendation to the Board by majority vote.

The Nominating and Governance Committee will consider director candidates recommended by stockholders. The Nominating and Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder. Stockholders who would like to recommend individuals for consideration by the Nominating and Governance Committee to become nominees for election to the Board may do so by delivering a written recommendation to the Nominating and Governance Committee, c/o YuMe, Inc., at the following address: 1204 Middlefield Road, Redwood City, CA 94063, Attn: Secretary. If a stockholder wishes the Nominating and Governance Committee to consider a director candidate for nomination at an annual meeting of stockholders, then the recommendation must be in accordance with the procedures set forth in our bylaws. In general, the request must be provided at least 75 days, but not more than 105 days, prior to the anniversary date of the preceding year’s annual meeting of stockholders. However, the bylaws also provide that in the event the date of the annual meeting of stockholders is more than 30 days before or more than 60 days after such anniversary date, notice must be delivered no earlier than the 105th day prior to the currently proposed annual meeting of stockholders and no later than the close of business on the later of the 75th day prior to such annual meeting of stockholders or the 10th day following the day on which public announcement of the date of such meeting is made. Submissions must include the name and address of the stockholder on whose behalf the submission is made, the number of shares of the Company that are owned beneficially by such stockholder as of the date of the submission, the full name of the proposed candidate, a description of the proposed candidate’s business experience for at least the previous five years, complete biographical information for the proposed candidate, and a description of the proposed candidate’s qualifications as a director. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

CODES OF CONDUCT

The Company has adopted a Code of Conduct for Directors that applies to its directors and a Code of Conduct for Employees that applies to all of its officers and employees (collectively, the “Codes of Conduct”). The Codes of Conduct are available on our corporate website (www.yume.com) under “Investor Relations”. If the Company makes any substantive amendments to the Codes of Conduct or grants any waiver from a provision of the Codes of Conduct to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver on its website.

CORPORATE GOVERNANCE GUIDELINES

The Company has adopted Corporate Governance Guidelines to assure that the Board will have the necessary authority and practices in place to review and evaluate the Company’s business operations as needed and to make decisions that are independent of the Company’s management. The guidelines are also intended to align the interests of directors and management with those of the Company’s stockholders. The Corporate Governance Guidelines set forth the practices the Board intends to follow with respect to board composition and selection, board meetings and involvement of senior management, Chief Executive Officer performance evaluation and succession planning, and board committees and compensation. The Corporate Governance Guidelines, as well as the charters for each committee of the Board, may be viewed at www.yume.com.

Item 11.     EXECUTIVE COMPENSATION

Overview

This section provides an overview of the material components of our executive compensation program for our Chief Executive Officer(s) and each of our two other most highly compensated executives during 2016. We refer to these individuals as our “named executive officers” or “NEOs”. The compensation provided to our NEOs is set forth in detail in the Summary Compensation Table and other tables that follow this section, as well as the accompanying footnotes and narratives relating to those tables. This section also discusses our executive compensation philosophy, objectives and design, and the compensation decisions for our NEOs in 2016.

Our NEOs for 2016 were:

•	Paul T. Porrini, President, Chief Executive Officer;

•	Jayant Kadambi, Chairman of the Board of Directors, Co-Founder and former Chief Executive Officer;

•	Ayyappan Sankaran, Board of Directors, Executive Vice President, Engineering and Chief Technology Officer; and

•	Jim Soss, former Executive Vice President, General Manager North America.

Effective November 9, 2016, Mr. Kadambi ceased serving as our Chief Executive Officer and Mr. Soss ceased serving as our Executive Vice President, General Manager North America. Mr. Kadambi continues to serve as a non-employee director on our Board. Mr. Porrini was appointed Chief Executive Officer effective November 9, 2016.

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

The Compensation Committee is responsible for our compensation policies. In 2016, the Compensation Committee reviewed and assessed our general compensation philosophy, which is intended to align with our core values, yearly performance, and our stockholder interests, as well as to effectively balance our short- and long-term objectives. When determining the competitiveness of our pay practices, we look at the entire pay and benefit package, taking into account total compensation. Our total compensation package is designed to be competitive in the geographical locations where we do business, focused on results, and to be fair and flexible. The Compensation Committee recognizes the importance of providing fair rewards for employee contributions. We seek to provide total targeted direct compensation (salary, bonus and equity) that is competitive with our peer group, and to provide relative parity and consistency within functions. We also believe in making tough decisions in order to adhere to budgets, ensure transparency and promote understanding of our compensation philosophy and practices.

The Compensation Committee retains flexibility to review our compensation structure periodically as needed to focus on different business objectives, and reviews our compensation programs at least annually.

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

Base Salary

We offer base salaries that are intended to provide a level of stable fixed compensation to NEOs for performance of day-to-day services. Initial base salaries of executive officers other than our co-founders are established as the result of arm’s-length negotiation with the individual at the time of hiring. Base salaries for our executive officers are reviewed annually to determine whether an adjustment is warranted or required. In 2016, the Compensation Committee reviewed the base salaries of our executive officers taking into consideration data from a compensation analysis performed by our compensation consultant, Compensia. The base salaries paid to our NEOs for 2016 are set forth in the Summary Compensation Table below.

Bonuses

We provide our executive officers, including the NEOs, with the opportunity to earn cash bonuses to encourage the achievement of corporate and individual objectives and to reward those individuals who significantly impact our corporate results. The Compensation Committee determines and approves cash bonus decisions for our executive officers.

Under our 2016 Cash Incentive Plan, based on achievement of the performance measures identified by the Compensation Committee under the 2016 Cash Incentive Plan, Mr. Porrini, Mr. Kadambi, Mr. Sankaran and Mr. Soss were eligible to receive up to 40%, 100%, 50% and 50% of base salary, respectively.

Mr. Porrini received compensation of $119,121 and Mr. Sankaran received compensation of $124,650 under the 2016 Cash Incentive Plan. Mr. Kadambi and Mr. Soss were no longer employed by the Company and were therefore not eligible to receive any bonus under the 2016 Cash Incentive Plan.

Equity-Based Awards

We use equity awards to motivate and reward our executive officers, including our NEOs, for long-term corporate performance based on the value of our common stock and, thereby, to align the interests of our executive officers with those of our stockholders. Prior to August 2013, these equity awards had been granted solely in the form of options to purchase shares of our common stock. Following the initial public offering of our common stock completed in August 2013 (our “IPO”), we have granted both options and restricted stock units (“RSUs”) in order to provide additional retention incentives for our executives. We have adopted a program in which all executives are eligible for annual equity grants.

Historically, the size and form of the initial equity awards for our executive officers were established through arm’s-length negotiation at the time the individual was hired. In making these awards, the Board or Compensation Committee considered, among other things, the prospective role and responsibility of the individual executive, competitive factors, the cash compensation to be received by the executive officer, and the need to create a meaningful opportunity for reward predicated on the creation of long-term stockholder value.

Benefit Programs

Our employee benefit programs, including health, dental, vision, life insurance and disability programs, are designed to provide a competitive level of benefits to our employees generally, including our executive officers and their families. We adjust our employee benefit programs as needed based upon regular monitoring of applicable laws and practices and the competitive market. Our executive officers are entitled to participate in the same employee benefit plans, and on the same terms and conditions, as all other United States full-time employees.

2016 SUMMARY COMPENSATION TABLE

The following table presents summary information regarding the total compensation earned during 2016 and 2015 by our NEOs.

Name	Year	Base Salary(1) ($)		Bonus ($)		Stock Awards(2) ($)	Option Awards(3) ($)	Non-equity Incentive Plan Compensation ($)		All other Compensation ($)(4)		Total ($)
Jayant Kadambi	2016	$706,013	(5)	$—		$1,244,061	$—	$—		$64,667	(6)	$2,014,741
(Chief Executive Officer)	2015	$370,000		$—		$1,130,000	$—	$222,000	(7)	$2,500		$1,724,500
Paul Porrini(8)	2016	$340,129		$—		$402,194	$—	$119,121	(9)	$51,685		$913,129
(Chief Executive Officer)	2015	$315,000		$—		$656,225	$—	$94,500	(9)	$2,500		$1,068,225
Ayyappan Sankaran	2016	$332,350		$—		$413,075	$—	$124,650	(10)	$53,254		$923,329
(Chief Technology Officer)	2015	$325,000		$24,400	(10)	$680,040	$—	$97,500	(10)	$2,500		$1,129,440
Jim Soss	2016	$316,667	(11)	$—		$—	$569,557	$—		$2,500		$888,724
(Executive Vice President, General Manager North America)	2015(12)	$—		$—		$—	$—	$—		$—		$—

(1)

Amounts in this column reflect base salary for each of the NEOs, including any salary contributed by the NEO to our 401(k) plan. For 2016 and 2015, we offered matching contributions of 50% of the first 6% of base compensation on employee contributions to the 401(k) plan up to $2,500.

(2)

Amounts in this column represent the grant date fair value, calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718, Compensation-Stock Compensation, or FASB ASC 718, of RSUs issued to the NEO during the indicated year that are subject to time-based vesting. Unlike the calculations contained in our financial statements, this calculation does not give effect to any estimate of forfeitures related to service-based vesting, but assumes that the executive will perform the requisite service for the award to vest in full.

(3)

Reflects the grant date fair value of the stock options granted as computed in accordance with FASB ASC 718. The valuation assumptions used in calculating the grant date fair value of the stock options are set forth in Note 11 of Notes to Consolidated Financial Statements included in the Company’s 2016 Annual Report on Form 10-K.

(4)

Amounts in this column include 401(k) plan matching contributions of $2,500 in both 2016 and 2015 (see footnote 1 above) and payout of accrued paid time off (“PTO”), if any, which the Company liquidated during 2016 and paid out to all employees that had accrued PTO as of December 31, 2015.

(5)

Mr. Kadambi ceased serving as our Chief Executive Officer effective November 9, 2016. Amount includes Mr. Kadambi’s base salary received through November 9, 2016 in the amount of $324,913 and severance received in the amount of $381,100.

(6)	Includes $4,390 Mr. Kadambi received for his service as a non-employee director in November and December 2016.
(7)

Mr. Kadambi received non-equity incentive plan compensation in 2015 based primarily on the Company’s performance against its revenue plan, its operational execution and the continued attainment of strategic goals as determined by the Compensation Committee.

(8)	Mr. Porrini was appointed Chief Executive Officer effective November 9, 2016.
(9)

Mr. Porrini received non-equity incentive plan compensation in 2015 and 2016 based primarily on the Company’s performance against its revenue plan, its operational execution and the continued attainment of strategic goals as determined by the Compensation Committee.

(10)

Mr. Sankaran received non-equity incentive plan compensation in 2016 and 2015 and a discretionary cash bonus in 2015 based primarily on the Company’s performance against its revenue plan, its operational execution and the continued attainment of strategic goals as determined by the Compensation Committee.

(11)

Mr. Soss commenced employment with the Company in February 2016 and terminated November 9, 2016. Amount includes Mr. Soss’s base salary received through November 9, 2016 in the amount of $179,167 and severance in the amount of $137,500.

(12)	Mr. Soss was not employed by the Company in 2015.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2016

The following table provides information about outstanding stock options and stock awards held by each of our NEOs at December 31, 2016.

		Option Awards						Stock Awards
Name	Grant Date(1)	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Jayant Kadambi	01/24/2008(2)	44,272	—	$0.66	01/23/2018	—	—	—	—
	12/10/2008(2)	2,025	—	$0.60	12/09/2018	—	—	—	—
	12/10/2008(3)	132,174	—	$0.60	12/09/2018	—	—	—	—
	05/27/2011(2)	83,333	—	$4.62	05/26/2021	—	—	—	—
	01/29/2013(3)	139,759	2,218	$6.42	01/28/2023	2,218	$7,940	—	—
	08/06/2013(4)	88,541	53,125	$9.00	08/05/2023	53,125	$190,188	—	—
	08/28/2014(2)	54,999	3,383	$5.23	08/27/2024	3,383	$12,111	—	—
	02/26/2015(5)	—	—	—	—	—	—	37,500	$211,875
	03/02/2016(6)	—	—	—	—	—	—	192,939	$777,544
Paul Porrini	07/26/2012(3)	183,333	—	$4.68	07/25/2022	—	—	—	—
	08/06/2013(4)	25,000	25,000	$9.00	08/05/2023	25,000	$89,500	—	—
	05/22/2014(2)	25,833	14,167	$5.28	05/21/2024	14,167	$50,718	—	—
	02/26/2015(5)	—	—	—	—	—	—	29,037	$164,059
	03/02/2016(6)	—	—	—	—	—	—	83,167	$335,163
Ayyappan Sankaran	01/24/2008(2)	45,000	—	$0.66	01/23/2018	—	—	—	—
	12/10/2008(2)	2,036	—	$0.60	12/09/2018	—	—	—	—
	12/10/2008(3)	166,666	—	$0.60	12/09/2018	—	—	—	—
	05/27/2011(2)	83,333	—	$4.62	05/26/2021	—	—	—	—
	01/29/2013(3)	139,020	2,957	$6.42	01/28/2023	2,957	$10,586	—	—
	08/06/2013(4)	20,833	20,833	$9.00	08/05/2023	20,833	$74,582	—	—
	05/22/2014(2)	25,833	14,167	$5.28	05/21/2024	14,167	$50,718	—	—
	02/26/2015(5)	—	—	—	—	—	—	30,091	$170,014
	03/02/2016(6)	—	—	—	—	—	—	85,417	$344,231
Jim Soss	03/16/2016(3)	—	295,000	$3.61	03/15/2026	295,000	$1,064,950	—	—

(1)

All of the outstanding equity awards granted prior to August 6, 2013 were granted under our 2004 Plan (as defined below). The outstanding equity awards granted on and after August 6, 2013 were granted under our 2013 Plan (as defined below).

(2)	Option vests in equal monthly installments over four years.
(3)	Option vests over four years, with 25% vesting one year from the vesting commencement date and in equal installments each month thereafter.
(4)	Option vests over four years, with 20% vesting at year two, 30% vesting at year three and 50% vesting at year four.
(5)	RSU grant vests semi-annually in equal installments over two years from the grant date.
(6)	RSU grant vests semi-annually in equal installments over three years from the grant date.

STOCK OPTION EXERCISES AND STOCK VESTED DURING 2016

For our NEOs, there were no option exercises during 2016.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Jayant Kadambi	—	—	263,261	(1)	$920,289	(1)
Paul Porrini	—	—	92,206		$325,096
Ayyappan Sankaran	—	—	94,930		$334,721
Jim Soss	—	—	—		—

(1)

Includes the accelerated vesting of 76,813 restricted stock unit awards in accordance with the Company’s 2015 Executive Severance Plan. See “POST-EMPLOYMENT COMPENSATION” below for information on our 2015 Executive Severance Plan.

EQUITY COMPENSATION PLAN INFORMATION

The following table presents information as of December 31, 2016 with respect to compensation plans under which shares of our common stock may be issued. The category “Equity compensation plans approved by security holders” in the table below consists of the 2004 Stock Plan (“2004 Plan”), the 2013 Equity Incentive Plan (“2013 Plan”) and the 2013 Employee Stock Purchase Plan (“2013 Purchase Plan”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,432,570	(1)	$5.08	(2)	5,288,238	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	5,432,570	(1)	$5.08	(2)	5,288,238	(3)

(1)	Includes 1,678,448 shares subject to outstanding restricted stock units.
(2)	The weighted average exercise price relates solely to shares subject to outstanding stock options, as shares subject to restricted stock units have no exercise price.
(3)

This number includes 4,952,254 shares of common stock for issuance under the 2013 Plan and 335,984 shares of common stock for issuance under the 2013 Purchase Plan. The Company originally reserved 2,000,000 shares of its common stock for issuance under the 2013 Plan, and shares reserved for issuance increase January 1 of each year by the lesser of (i) 5% of the number of shares issued and outstanding on December 31 immediately prior to the date of increase or (ii) such number of shares as may be determined by the Board. On January 1, 2015 and 2016, shares reserved for issuance under the 2013 Plan increased by 1,653,316 and 1,722,761, respectively. As of January 1, 2017, the Board determined the 2013 Plan had a sufficient number of shares reserved for the next twelve months and determined not to increase the shares reserved as of that date. The Company originally reserved 500,000 shares of its common stock for issuance under the 2013 Purchase Plan and shares reserved for issuance increase January 1 of each year by the lesser of (i) a number of shares equal to 1% of the total number of outstanding shares of common stock on December 31 immediately prior to the date of increase or (ii) such number of shares as may be determined by the Board. On January 1, 2016 and 2017, shares reserved for issuance under the 2013 Purchase Plan increased by 344,552 and 339,468, respectively. On February 19, 2015, and August 19, 2015 employees purchased 170,368 and 226,375 shares of common stock under the 2013 Purchase Plan, respectively. On February 19, 2016, and August 19, 2016 employees purchased 257,944 and 188,558 shares of common stock under the 2013 Purchase Plan, respectively.

Equity Compensation Plans

2004 Stock Plan

The 2004 Plan authorized the Company to grant restricted stock awards or stock options to employees, directors and consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for non-statutory options. Option vesting schedules were determined by the Board at the time of issuance and they generally vest at 25% on the first anniversary of the grant (or the employment or service commencement date) and monthly over the next 36 months. Options generally expire ten years from the date of grant unless the optionee is a 10% stockholder, in which case the term will be five years from the date of grant. Unvested options exercised are subject to the Company’s repurchase right. Upon the effective date of the registration statement related to the Company’s IPO, the 2004 Plan was amended to cease the grant of any additional awards thereunder, although the Company will continue to issue common stock upon the exercise of stock options previously granted under the 2004 Plan.

2013 Equity Incentive Plan

The 2013 Plan became effective on August 6, 2013. The 2013 Plan serves as the successor equity compensation plan to the 2004 Plan. The 2013 Plan will terminate on July 23, 2023. The 2013 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance stock awards, restricted stock units, stock bonus awards and cash performance awards to employees, directors and consultants. Stock options granted must be at prices not less than 100% of the fair market value at date of grant. Option vesting schedules are determined by the Compensation Committee or the Equity Award Committee at the time of issuance and, for initial grants, they generally vest at 25% on the first anniversary of the grant (or the employment or service commencement date) and monthly over the next 36 months. Options generally expire ten years from the date of grant unless the optionee is a 10% stockholder, in which case the term will be five years from the date of grant. Unvested options exercised are subject to the Company’s repurchase right. RSU vesting schedules are determined by the Compensation Committee or the Equity Award Committee at the time of issuance.

2013 Employee Stock Purchase Plan

The 2013 Purchase Plan became effective on August 6, 2013. The 2013 Purchase Plan is designed to enable eligible employees to periodically purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. Purchases are accomplished through participation in discrete offering periods. The 2013 Purchase Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code.

POST-EMPLOYMENT COMPENSATION

Pension Benefits

Our NEOs did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during 2016.

Nonqualified Deferred Compensation

Our NEOs did not earn any nonqualified deferred compensation benefits from us during 2016.

Potential Payments upon Termination and Change in Control

On February 13, 2015, the Board adopted the Executive Severance Plan (the “Severance Plan”) for the Company’s executive-level employees. Under the Severance Plan, if our Chief Executive Officer or either of our founders (a “Founder”) is terminated for any reason other than cause, death or disability, other than in connection with a change in control of the Company, he or she would be entitled to receive severance benefits of an amount equal to (i) 100% of his or her then-current annual base salary and (ii) an estimate of the aggregate monthly benefits premium under COBRA for twelve months. In addition, 25% of the shares underlying all unvested equity awards held by the Chief Executive Officer or Founder immediately prior to such termination will become vested and exercisable in full for a period of one year after the date of termination. If our Chief Executive Officer or a Founder is terminated for any reason other than cause, death or disability within three months before or twelve months after a change in control, he or she would be entitled to receive (i) 150% of his or her then-current annual base salary and (ii) an estimate of the aggregate monthly benefits premium under COBRA for twelve months. In addition, 100% of the shares underlying all unvested equity awards held by the Chief Executive Officer or Founder immediately prior to such termination will become vested and exercisable in full for a period of one year after the date of termination. If our Chief Executive Officer or a Founder is terminated for death or disability, 25% of the shares underlying all unvested equity awards held by such person immediately prior to such termination will become vested and exercisable in full for a period of one year after the date of termination.

If any executive officer of the Company other than our Chief Executive Officer or a Founder (an “Other Executive Officer”) is terminated other than for cause, death or disability and other than in connection with a change in control of the Company, that officer would be entitled to receive (i) 50% of his or her then-current annual base salary, and (ii) an estimate of the aggregate monthly benefits premium under COBRA for twelve months. If an Other Executive Officer is terminated other than for cause, death or disability and within three months before or twelve months after a change in control, that officer would be entitled to receive (i) 100% of his or her then-current annual base salary, and (ii) an estimate of the aggregate monthly benefits premium under COBRA for twelve months. In addition, if the Other Executive Officer has been employed by the Company for at least one year, 100% of the shares underlying all unvested equity awards held by that officer immediately prior to such termination will become vested and exercisable in full for a period of one year after the date of termination. If the Other Executive Officer has been employed by the Company for less than one year, 25% of the shares underlying all unvested equity awards held by that officer immediately prior to such termination will become vested and exercisable in full for a period of one year after the date of termination. If any Other Executive Officer is terminated for death or disability, 25% of the shares underlying all unvested equity awards held by that officer immediately prior to such termination will become vested and exercisable in full for a period of one year after the date of termination.

The Company may amend the Severance Plan at any time, and may terminate the Severance Plan and any benefits payable thereunder at any time. No such amendment or termination may curtail benefits under the Severance Plan to any employee who has commenced receiving such benefits. The Severance Plan supersedes in its entirety the executive severance policy that was previously in effect.

In November 2016, the Compensation Committee approved a performance award granted pursuant to the 2013 Plan to Mr. Porrini that provides for a cash payment equal to $300,000 to be paid in two equal installments – in November 2017 and November 2018 (“Performance Award”). The Performance Award is based on achievement of certain strategic goals. Upon termination of employment not in connection with a change in control, Mr. Porrini will receive any vested but unpaid portion of the Performance Award. Payments under the Performance Award will be accelerated and paid in full upon a change in control of the Company.

DIRECTOR COMPENSATION FOR YEAR ENDED DECEMBER 31, 2016

Non-Employee Director Compensation

Our directors are entitled to receive cash and equity compensation for their service on our Board. Equity awards currently consist of an initial stock award, upon first appointment to our Board, with a Black-Scholes value of $175,000, and annual awards thereafter with a Black-Scholes value of $85,000. If awards consist of options they will be granted with an exercise price equal to the fair market value of our common stock on the date of grant and vest over three years after the grant date (for initial grants) or one year after the grant date (for annual grants). If such awards are restricted stock units they will vest over three years after the grant date (for initial grants) or one year after the grant date (for annual grants).

On May 27, 2016, we granted each of our non-employee directors an equity award based upon the director’s preferred equity mix pursuant to our director compensation policy. Our two newly elected directors, Mr. Nader and Mr. Singer, elected to receive 46,419 RSUs at a price of $3.77 per unit, which was the fair market value of our common stock on the date of grant. Mr. Nader’s and Mr. Singer’s RSUs vest one-third annually over a three-year vesting term. All four existing non-employee directors elected to receive 22,546 RSUs at a price of $3.77 per unit, which was the fair market value of our common stock on the date of grant. The RSUs grated to our existing non-employee directors vest one year from the date of grant.

Each non-employee director is entitled to receive compensation for his or her service consisting of annual cash retainers and equity awards. Our non-employee directors are entitled to receive the following annual cash retainers for their service:

Position	Retainer
Board Member	$30,000
Lead Independent Director	$15,000
Audit Committee Chair	$20,000
Compensation Committee Chair	$15,000
Nominating and Governance Committee Chair	$7,500
Audit Committee Member	$7,500
Compensation Committee Member	$7,500
Nominating and Governance Committee Member	$3,500

Non-employee directors receive no other form of remuneration, perquisites or benefits, but are reimbursed for their expenses in attending meetings, including travel, meal and other expenses incurred to attend meetings.

The following table shows, for the year ended December 31, 2016, certain information with respect to the compensation of all non-employee directors of the Company that served during 2016. Mr. Sankaran did not receive compensation for his service as director during 2016.

Name	Fees Earned or Paid in Cash(1)		Restricted Stock Unit Awards(2)	Option Awards(3)	Total
Craig Forman(4)	$69,583	(5)	$—	$—	$69,583
Mitchell Habib	$52,500		$85,000	$—	$137,500
Derek Harrar(4)	$50,400	(5)	$—	$—	$50,400
Jayant Kadambi(6)	$4,390		$—	$—	$4,390
Adriel Lares	$45,000		$85,000	$—	$130,000
Christopher Paisley	$53,500		$85,000	$—	$138,500
Elias Nader(4)	$21,027		$175,000	$—	$196,027
Eric Singer(4)	$22,482		$175,000	$—	$197,482
Daniel Springer	$50,287	(7)	$85,000	$—	$135,287

(1)	The amounts in this column represent annual cash retainers for director service on the Board and Board committees for 2016.
(2)

Amounts shown in this column reflect the grant date fair value of RSUs, calculated by multiplying the closing price of our common stock on the date of grant by the number of RSUs granted, without regard to forfeitures.

(3)	No options were granted to non-employee directors in 2016.
(4)	Represents compensation for part of the year: Mr. Forman and Mr. Harrar were not re-elected to the Board on May 27, 2016 and Mr. Singer and Mr. Nader were elected to the Board on May 27, 2016.
(5)

Includes an additional payment authorized by the Board to Mr. Forman and Mr. Harrar in recognition of their services during the contested election in the amounts of $52,500 and $37,900, respectively, which represents the pro-rated value of their unvested equity grant as of May 27, 2016.

(6)	Mr. Kadambi received compensation for serving as a non-employee director from November 9, 2016 through December 31, 2016.
(7)	Includes the lead independent director compensation through November 8, 2016.

The table below shows the outstanding equity awards of each of our non-employee directors as of December 31, 2016:

Name	Aggregate Equity Awards Outstanding (#)
Mitchel Habib	78,738(1) 22,546(2)
Jayant Kadambi(3)	603,829(1) 230,439(2)
Adriel Lares	47,500(1) 22,546(2)
Elias Nader	46,419(2)
Christopher Paisley	78,333(1) 22,546(2)
Eric Singer	46,419(2)
Daniel Springer	22,546(2)

(1)	Represents options to purchase shares of our common stock.
(2)	Represents RSU awards of our common stock.
(3)	Mr. Kadambi’s outstanding equity awards were granted during his service as Chief Executive Officer.

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Company's common stock, as of March 31, 2017, by: (i) each director; (ii) each executive officer named in the Summary Compensation Table; (iii) all currently serving executive officers and directors of the Company, as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock.

The percentage ownership information shown in the table is based upon 34,194,080 shares of common stock outstanding as of March 31, 2017.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable on or before May 30, 2017, which is 60 days after March 31, 2017. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for persons listed in the table is c/o YuMe, Inc., 1204 Middlefield Road, Redwood City, CA 94063.

Name of Beneficial Owner	Shares Beneficially Owned
Principal Stockholders:	Number	Percentage
Entities affiliated with VIEX Capital Advisors(1)	5,492,596	16.1
Entities affiliated with AVI Management(2)	3,613,262	10.6
Entities affiliated with Edenbrook Capital(3)	1,792,692	5.2
Named Executive Officers and Directors:
Jayant Kadambi(4)	1,560,677	4.6
Paul Porrini(5)	350,022	1.0
Ayyappan Sankaran(6)	1,406,967	4.1
Jim Soss(7)	—	—
Mitchell Habib(8)	113,551	*
Adriel Lares(9)	98,979	*
Elias Nader(10)	15,473	*
Chris Paisley(11)	174,802	*
Eric Singer(12)	5,508,069	16.1
Daniel Springer(13)	311,842	*
All executive officers and directors as a group (12 persons)(14)	10,033,240	29.3

*	Represents beneficial ownership of less than 1% of our outstanding shares of common stock.
(1)

Based on the Schedule 13D filed on July 28, 2016, consists of (i) 2,591,733 shares held by VIEX Opportunities Fund, LP – Series One (“Series One”), (ii) 561,269 shares held by VIEX Opportunities Fund, LP – Series Two (“Series Two”) and (iii) 2,339,594 shares held by VIEX Special Opportunities Fund II, LP (“VSO II”). VIEX Capital Advisors, LLC (“VIEX Capital”) is the investment manager of each of Series One, Series Two and VSO II. Eric Singer is the managing member of VIEX Capital Advisors. The address of the entities affiliated with VIEX Capital Advisors is 825 Third Avenue, 33rd Floor, New York, New York 10022.

(2)

Based on the Schedule 13D/A filed on September 14, 2016, consists of (i) 3,003,560 shares held by AVI Capital Yankee, LP (“AVI Yankee”), (ii) 39,102 shares held by AVI Capital Partners, LP (“AVI LP”) and (iii) 570,600 shares held by the AVI Managed Account. AVI Partners, LLC (“AVI Partners”) is the general partner of each of AVI Yankee and AVI LP. AVI Management, LLC (“AVI Management”) is the investment manager of each of AVI Yankee and AVI LP. AVI Partners is the investment advisor of the AVI Managed Account. James A. Dunn, Jr. and Darren C. Wallis are managing partners of AVI Partners and managing members of AVI Management. The address of the entities affiliated with AVI Management is 555 E. Lancaster Avenue, Suite 520, Radnor, PA 19087.

(3)

Based on the Schedule 13D filed on September 14, 2016, consists of 1,792,692 shares held by Edenbrook Capital, LLC (“Edenbrook”). Jonathon Brolin is the principal of Edenbrook with respect to the common stock owned by Edenbrook. The address for Edenbrook and Mr. Brolin is 2 Depot Plaza, Bedford Hills, New York 10507.

(4)	Consists of (i) 1,011,947 shares held by Mr. Kadambi and (ii) 548,730 shares subject to exercisable options.
(5)	Consists of (i) 111,690 shares held by Mr. Porrini and (ii) 238,332 shares subject to exercisable options.
(6)

Consists of (i) 121,760 shares held by Mr. Sankaran, (ii) 795,363 shares held in the Ayyappan Living Trust and (iii) 489,844 shares subject to exercisable options. Mr. Sankaran has sole voting and investment power over the shares held by the Ayyappan Sankaran Trust dated June 24, 2013.

(7)	Mr. Soss did not beneficially own any shares or equity awards.
(8)	Consists of (i) 13,257 shares held by Mr. Habib, (ii) 22,546 shares subject to vesting restricted stock units and (ii) 77,748 shares subject to exercisable options.
(9)	Consists of (i) 29,923 shares held by Mr. Lares, (ii) 22,546 shares subject to vesting restricted stock units and (iii) 46,510 shares subject to exercisable options.
(10)	Consists of 15,473 shares subject to vesting restricted stock units held by Mr. Nader.
(11)

Consists of (i) 69,923 shares held by Mr. Paisley, (ii) 2,000 shares held in The Kent Paisley Trust UAD 12/29/1997, of which Mr. Paisley is the trustee, (iii) 2,000 shares held in The Blake Paisley Trust UAD 12/29/1997, of which Mr. Paisley is the trustee, (iv) 22,546 shares subject to vesting restricted stock units and (v) 78,333 shares subject to exercisable options. Mr. Paisley has sole voting and investment power over the shares held by both The Kent Paisley Trust UAD 12/29/1997 and The Blake Paisley Trust UAD 12/29/1997.

(12)

Consists of (i) 5,492,596 shares held by entities affiliated with VIEX Capital Advisors, of which Mr. Singer is a managing member and (ii) 15,473 shares subject to vesting restricted stock units held directly by Mr. Singer.

(13)

Consists of (i) 239,296 shares held by Mr. Springer, (ii) 50,000 shares held in The Springer Revocable Trust U/A DTD 2/26/2014, of which Mr. Springer is the trustee and (iii) 22,546 shares subject to vesting restricted stock units. Mr. Springer has sole voting and investment power over the shares held by The Springer Revocable Trust U/A DTD 2/26/2014.

(14)

Consists of (i) 8,059,856 shares, (ii) 121,917 shares subject to vesting restricted stock units and (iii) 1,851,467 shares subject to exercisable options that are beneficially held by our directors and all executive officers as a group.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2016, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except a late Form 4 filing by Mr. Kadambi due to administrative error. On August 28, 2014, Mr. Kadambi received a grant of 70,000 restricted stock units, of which 35,000 shares vested and settled on August 28, 2016. The Company withheld 13,153 shares in order to cover applicable tax withholdings. The Form 4 reporting these transactions was filed on September 2, 2016.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Employment Arrangements

We have entered into employment arrangements with our named executive officers as more fully described above in “Post-Employment Compensation”.

Stock Options Granted to Executive Officers and Directors

We have granted stock options to our executive officers and directors, as more fully described in the “Outstanding Equity Awards at December 31, 2016” and “Director Compensation for year ended December 31, 2016” sections above.

Indemnification Agreements

We have entered into, and intend to continue to enter into, indemnification agreements with each of our directors and executive officers, in addition to the indemnification provided for in our amended and restated bylaws and our amended and restated certificate of incorporation. These agreements, among other things, require us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officers or any other company or enterprise to which the person provides services at our request. We believe that these agreements are necessary to attract and retain qualified persons as our officers and directors. We also maintain directors’ and officers’ liability insurance.

TRANSACTIONS WITH RELATED PARTIES

We have adopted a related person transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of our policy only, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related person are, were or will be participants in which the amount involves exceeds $120,000. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A related person is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under our Codes of Conduct, our employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, our Nominating and Governance Committee, or other independent body of our Board, will take into account the relevant available facts and circumstances including, but not limited to:

•	The risks, costs and benefits to us;

•	The impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

•	The availability of other sources for comparable services or products; and

•	The terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

The policy requires that, in determining whether to approve, ratify or reject a related person transaction, our Nominating and Governance Committee, or other independent body of our Board, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our stockholders, as our Nominating and Governance Committee, or other independent body of our Board, determines in the good faith exercise of its discretion.

Since January 1, 2016, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeds $120,000 and in which any director, nominee for director, executive officer, holder of more than 5% of our common stock, or any member of their immediate family had or will have a direct or indirect material interest.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

We regularly review the services and fees of our independent registered public accounting firm. These services and fees are also reviewed with our Audit Committee annually.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2016 and December 31, 2015 by PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm.

	Year ended December 31,
	2016	2015
	(in thousands)
Audit Fees(1)	$1,197	$1,190
Audit Related Fees(2)	40	—
Tax Fees(3)	10	—
Other Fees(4)	2	2
Total Fees	$1,249	$1,192

(1)	Audit fees consist of professional services rendered in connection with the audit of our consolidated financial statements and review of our quarterly consolidated financial statements.
(2)	Represents consultation fees regarding financial and reporting matters.
(3)	Represents fees for international tax consulting.
(4)	Represents access fees for online accounting materials.

All services and fees described above were approved by the Board or Audit Committee.

PRE-APPROVAL POLICIES AND PROCEDURES

Consistent with auditor independence requirements of the SEC and the Public Company Accounting Oversight Board, our Audit Committee is responsible for the pre-approval of audit and non-audit services rendered by the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP. The Audit Committee has authorized its chairman to pre-approve certain services and associated fees up to $100,000, and any pre-approval decisions made pursuant to such delegation shall be reported to the full Audit Committee at its next scheduled meeting following such decision.

The Audit Committee has determined that the rendering of the services other than audit services by PricewaterhouseCoopers LLP is compatible with maintaining the independent registered public accounting firm’s independence.

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a).	The documents listed below are filed as part of this Amendment No. 1.

Item 15(a)(1) and (2).

See Index to Consolidated Financial Statements on page 55 of the Original Filing. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3).	Exhibits: The exhibits listed below are filed with, or incorporated by reference in, this Amendment No. 1.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	001-36039	3.1	August 30, 2013

3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-36039	3.2	August 30, 2013

4.1	Form of Registrant's common stock certificate.	S-1	333-189772	4.1	July 25, 2013

4.2	Amended and Restated Investors’ Rights Agreement, dated October 28, 2011, by and among Registrant and certain stockholders of Registrant, as amended.	S-1	333-189772	4.2	July 25, 2013

10.1*	Form of Indemnity Agreement.	S-1	333-189772	10.1	July 2, 2013

10.2*	2004 Stock Plan, as amended, and forms of stock option, stock option exercise agreement and restricted stock purchase agreement.	S-1	333-189772	10.2	July 2, 2013

10.3*	2013 Equity Incentive Plan and forms of stock option award agreement, stock option exercise agreement and restricted stock unit award agreement.	S-1	333-189772	10.3	July 25, 2013

10.4*	2013 Employee Stock Purchase Plan and form of subscription agreement.	S-1	333-189772	10.4	July 25, 2013

10.5*	Offer letter between Jayant Kadambi and Registrant, dated December 17, 2004.	S-1	333-189772	10.5	July 2, 2013

10.6*	2016 Cash Incentive Plan.	8-K	001-36039	99.2	February 18, 2016

10.7*	Description of Director Compensation.	10-Q	333-189772	10.10	May 8, 2015

10.8*	Executive Severance Plan.	8-K	001-36039	99.2	February 17, 2015

10.9*	Offer letter between Paul Porrini and Registrant, dated November 18, 2016.	8-K	001-36039	99.1	November 18, 2016
10.10*	Severance Agreement between Jayant Kadambi and Registrant, dated November 9, 2016.	8-K	001-36039	99.1	November 9, 2016

10.11*	Severance Agreement between Jim Soss and Registrant, dated November 9, 2016.	8-K	001-36039	99.2	November 9, 2016

10.12*	Offer letter between Jim Soss and Registrant, dated March 16, 2016.	8-K	001-36039	99.1	March 17, 2016

10.13*	Offer letter between Ayyappan Sankaran and Registrant, dated December 17, 2004.	10-K	001-36039	10.8	June 23, 2014

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.	10-K	001-36039	23.1	March 10, 2017

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-36039	32.1	March 10, 2017

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-36039	32.2	March 10, 2017

101 INS**	XBRL Instance Document.	10-K	001-36039	101 INS	March 10, 2017

101 SCH**	XBRL Taxonomy Extension Schema Document.	10-K	001-36039	101 SCH	March 10, 2017

101 CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	001-36039	101 CAL	March 10, 2017

101 DEF**	XBRL Taxonomy Extension Definition Linkbase Document.	10-K	001-36039	101 DEF	March 10, 2017

101 LAB**	XBRL Taxonomy Extension Labels Linkbase Document.	10-K	001-36039	101 LAB	March 10, 2017

101 PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	001-36039	101 PRE	March 10, 2017

*	Compensatory plan or arrangement.

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

April 28, 2017

YuMe, Inc.

/s/ Paul Porrini	/s/ Tony Carvalho
Paul Porrini	Tony Carvalho
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)