Form 10-Q
period 2017-03-31
YuMe Inc
filed 2017-05-10
CIK 1415624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 28, 2017, there were 34,214,015 shares of the Registrant’s common stock outstanding.

YuMe, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YuMe, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	As of March 31, 2017	As of December 31, 2016
Assets		(1)
Current assets:
Cash and cash equivalents	$31,132	$34,700
Marketable securities	29,836	25,751
Accounts receivable, net	43,806	51,171
Prepaid expenses and other current assets	3,578	3,591
Total current assets	108,352	115,213
Marketable securities, long-term	7,488	5,241
Property, equipment and software, net	13,521	11,726
Goodwill	3,902	3,902
Restricted cash, non-current	714	710
Deposits and other assets	645	587
Total assets	$134,622	$137,379

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,558	$10,775
Accrued digital media property owner costs	14,887	16,385
Accrued liabilities	10,575	12,192
Deferred revenue	302	132
Capital leases, current	1,384	8
Total current liabilities	34,706	39,492
Capital leases, non-current	11	13
Other long-term liabilities	667	631
Total liabilities	35,384	40,136

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock: $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized as of March 31, 2017 and December 31, 2016; 34,194,224 and 33,946,820 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	37	36
Treasury stock: 2,335,144 and 2,019,575 shares as of March 31, 2017 and December 31, 2016, respectively	(8,247)	(7,105)
Additional paid-in-capital	161,471	159,550
Accumulated deficit	(53,683)	(54,888)
Accumulated other comprehensive loss	(340)	(350)
Total stockholders’ equity	99,238	97,243
Total liabilities and stockholders’ equity	$134,622	$137,379

(1)

The condensed consolidated balance sheet data as of December 31, 2016 was derived from audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$36,454	$39,233
Cost of revenue	17,401	20,481
Gross profit	19,053	18,752
Operating expenses:
Sales and marketing	10,590	13,775
Research and development	2,092	2,665
General and administrative	5,332	5,861
Total operating expenses	18,014	22,301
Income (loss) from operations	1,039	(3,549)
Interest and other income, net
Interest expense	(2)	(3)
Other income, net	302	9
Total interest and other income, net	300	6
Income (loss) before income taxes	1,339	(3,543)
Income tax expense	(134)	(55)
Net income (loss)	$1,205	$(3,598)

Net income (loss) per share:
Basic	$0.04	$(0.10)
Diluted	$0.03	$(0.10)
Weighted-average shares used to compute net income (loss) per share:
Basic	33,936	34,583
Diluted	34,683	34,583

See accompanying notes to condensed consolidated financial statements.

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$1,205	$(3,598)
Other comprehensive income (loss):
Foreign currency translation adjustments	22	(12)
Change in fair value of marketable securities, net of tax	(12)	93
Other comprehensive income (loss)	10	81
Comprehensive income (loss)	$1,215	$(3,517)

See accompanying notes to condensed consolidated financial statements.

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income (loss)	$1,205	$(3,598)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,396	1,700
Stock-based compensation	1,541	2,172
Allowance for doubtful accounts receivable	188	33
Deferred income taxes	—	(57)
Amortization of premiums on marketable securities	20	103
Changes in operating assets and liabilities:
Accounts receivable	7,320	12,919
Prepaid expenses and other current assets	20	(46)
Deposits and other assets	(55)	50
Accounts payable	(3,309)	2,270
Accrued digital media property owner costs	(1,498)	(4,902)
Accrued liabilities	(1,649)	(3,533)
Deferred revenue	170	—
Other liabilities	36	(72)
Net cash provided by operating activities	5,385	7,039
Investing activities:
Purchases of property and equipment	(533)	(43)
Capitalized software development costs	(1,085)	(1,101)
Purchases of marketable securities	(16,981)	(1,300)
Maturities of marketable securities	10,619	11,060
Net cash provided by (used in) investing activities	(7,980)	8,616
Financing activities:
Repayments of borrowings under capital leases	(2)	—
Proceeds from exercise of common stock options and employee stock purchase plan	514	554
Repurchases of common stock	(1,142)	(565)
Cash used to net-share settle equity awards	(238)	(221)
Net cash used in financing activities	(868)	(232)
Effect of exchange rate changes on cash and cash equivalents	(105)	(12)
Change in cash and cash equivalents	(3,568)	15,411
Cash and cash equivalents—Beginning of period	34,700	17,859
Cash and cash equivalents—End of period	$31,132	$33,270
Supplemental disclosures of cash flow information
Cash paid for income taxes	$204	$208
Stock-based compensation capitalized for internal-use software	$106	$146
Non-cash investing and financing activities
Purchases of property and equipment recorded in accounts payable	$92	$34
Purchases of property and equipment under capital lease obligations	$1,376	$—

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2017. The condensed consolidated balance sheet as of December 31, 2016, included herein was derived from the Company’s audited consolidated financial statements as of that date but does not include all disclosures required by GAAP, including notes to the financial statements.

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

Certain Significant Risks and Uncertainties

The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, the Company believes that changes in any of the following areas could have a significant negative effect on its future financial position, results of operations, or cash flows: rates of revenue growth; quality and volume of traffic to, and the pricing of such traffic on, the Company's network of digital media property owners; scaling and adaptation of existing technology and network infrastructure; adoption of the Company’s product and solution offerings; management of the Company's growth; new markets and international expansion; protection of the Company's brand, reputation and intellectual property; competition in the Company's markets; recruiting and retaining qualified employees and key personnel; intellectual property infringement and other claims; and changes in government regulation affecting the Company's business, among other things.

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

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restructuring

On November 8, 2016, the Company’s board of directors approved a restructuring plan designed to reduce its operating expenses, realign its cost structure with revenue and more efficiently manage the business. The restructuring plan was implemented in the fourth quarter of 2016 and completed in the first quarter of 2017. Restructuring expenses totaled $1.6 million and were recorded as restructuring expenses on the Company's condensed consolidated statements of operations in the fourth quarter of 2016. Elements of the restructuring plan included a workforce reduction of approximately 7%, which included employee severance pay and related expenses, acceleration of the Company’s former chief executive officer’s stock-based compensation expense as a result of his termination without cause and facility exit expenses. The Company does not expect to incur any additional expenses under the restructuring plan. The Company accounts for its employee termination and facility consolidation restructuring activities under ASC 420, Exit or Disposal Cost Obligations, which addresses when to recognize a liability for involuntary employee termination benefits pursuant to a one-time benefit arrangement and costs to consolidate facilities.

The Company’s restructuring accrual activity for the three months ended March 31, 2017 is summarized in the table below (in thousands):

Total
Restructuring accrual as of December 31, 2016(1)	$914
Cash paid	(821)
Non-cash reversal(2)	(22)
Restructuring accrual as of March 31, 2017(3)	$71

(1)

Consists of $0.8 million for severance and post-employment Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) insurance premiums and $0.1 million of facility exit costs included in accrued liabilities on the Company’s condensed consolidated balance sheet as of December 31, 2016.

(2)	Represents the reversal of COBRA insurance premiums that were declined by certain terminated employees.
(3)	Consists of severance and post-employment COBRA insurance premiums included in accrued liabilities on the Company’s condensed consolidated balance sheet as of March 31, 2017.

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

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018. The guidance is required to be applied by the modified retrospective transition approach. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). This ASU amends Accounting Standards Codification (“ASC”) Topic 718 and was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. This standard covers accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows and will be effective as of January 1, 2017, with early adoption permitted. Under this ASU, companies can continue to estimate forfeitures or they can elect to account for forfeitures as they occur. The Company adopted the standard January 1, 2017 and will continue to estimate forfeitures. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350). This ASU is an update to the standard on goodwill, which eliminates the need to calculate the implied fair value of goodwill when an impairment is indicated. The update states that goodwill impairment is measured as the excess of a reporting unit’s carrying value over its fair value, not to exceed the carrying amount of goodwill. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after January 1, 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. Upon adoption, entities will be required to apply the update prospectively. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

Effective January 1, 2017, the Company adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the requirement for separate presentation of current and non-current portions of deferred tax. Subsequent to adoption, all deferred tax assets and deferred tax liabilities are presented as non-current on the balance sheet. The changes have been applied prospectively as permitted by the ASU and prior years have not been restated. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

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

Credit risk with respect to accounts receivable is dispersed due to the large number of advertising customers. Collateral is not required for accounts receivable. The Company performs ongoing credit evaluations of customers’ financial condition, periodically evaluates its outstanding accounts receivable and establishes an allowance for doubtful accounts receivable based on the Company’s historical experience, the current aging and circumstances of accounts receivable and general industry and economic conditions. Accounts receivable are written off by the Company when it has been determined that all available collection avenues have been exhausted. In the three months ended March 31, 2017, the Company did not write-off any bad debt. In the three months ended March 31, 2016, bad debt write-offs totaled $0.1 million. If circumstances change, higher than expected bad debts may result in future write-offs that are greater than the Company’s estimates.

No customer accounted for 10% or more of the Company’s accounts receivable as of March 31, 2017 or December 31, 2016. Two customers accounted for 16% and 12% of the Company’s revenue in the three months ended March 31, 2017.  No customer accounted for the Company's revenue in the three months ended March 31, 2016.

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Three Months Ended March 31,
	2017	2016
Allowance for doubtful accounts receivable:
Balance – beginning of period	$2,345	$1,961
Allowance for doubtful accounts receivable	188	33
Doubtful accounts receivable write-offs	—	(134)
Balance – end of period	$2,533	$1,860

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Cash, Cash Equivalents, Marketable Securities and Derivative Instruments

The Company’s cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase. Short- and long-term marketable securities are comprised of highly liquid available-for-sale financial instruments (primarily corporate bonds, commercial paper and certificates of deposit) with final maturities of at least three months but no more than 24 months from the date of purchase. None of the Company’s marketable securities were in a continuous loss position for over twelve months as of March 31, 2017.

The Company enters into non-designated derivative instruments, specifically foreign currency forward contracts, to partially offset the foreign currency exchange gains and losses generated by the re-measurement of certain assets and liabilities denominated in non-functional currencies. The Company’s foreign currency forward contracts have terms of no more than 12 months, are classified as Level 2 and are valued using alternative pricing sources, such as spot currency rates, that are observable for the entire term of the asset or liability. These derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in other income (expense), net in the condensed consolidated statement of operations.

The cost, gross unrealized gains and losses and fair value of the Company’s marketable securities and foreign currency forward contracts consisted of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017:		(2)	(2)
Cash	$25,431	$—	$—	$25,431
Cash equivalents:
Money market funds	5,701	—	—	5,701
Total cash and cash equivalents	31,132	—	—	31,132
Marketable securities:
Corporate bonds	15,035	—	(17)	15,018
Government and agency bonds	14,551	—	(19)	14,532
Commercial paper	7,774	—	—	7,774
Total marketable securities	37,360	—	(36)	37,324
Total cash, cash equivalents and marketable securities	$68,492	$—	$(36)	$68,456

Foreign currency forward contracts, net (1)	$—	$—	$(26)	$(26)

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016:		(2)	(2)
Cash	$22,750	$—	$—	$22,750
Cash equivalents:
Money market funds	10,653	—	—	10,653
Commercial paper	1,297	—	—	1,297
Total cash and cash equivalents	34,700	—	—	34,700
Marketable securities:
Corporate bonds	16,780	—	(17)	16,763
Government and agency bonds	9,050	1	(8)	9,043
Commercial paper	5,186	—	—	5,186
Total marketable securities	31,016	1	(25)	30,992
Total cash, cash equivalents and marketable securities	$65,716	$1	$(25)	$65,692

Foreign currency forward contracts, net (1)	$—	$11	$(16)	$(5)

(1)	Included in “Accrued liabilities” in the accompanying condensed consolidated balance sheet as of March 31, 2017 and December 31, 2016.
(2)

Unrealized gains and losses, net of taxes, are included in “Accumulated other comprehensive loss,” which is reflected as a separate component of stockholders’ equity (deficit) on the condensed consolidated balance sheets.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of both March 31, 2017 and December 31, 2016, the Company had letters of credit totaling $0.7 million, included in restricted cash, non-current in the condensed consolidated balance sheets.

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

Marketable securities with final maturities of at least three months but no more than 12 months from the date of purchase are classified as short-term and marketable securities with final maturities of more than one year but less than two years from the date of purchase are classified as long-term. The Company's marketable securities are classified as available-for-sale and consist of high quality, investment grade securities from diverse issuers with predetermined minimum credit ratings. The Company values these securities based on pricing from pricing vendors who may use inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. As such, the Company classifies all of its marketable securities as having Level 2 inputs. The valuation techniques used to measure the fair value of the Company’s marketable securities having Level 2 inputs were derived from market prices that are corroborated by observable market data and quoted market prices for similar instruments.

The following tables present information about the Company’s money market funds, marketable securities and foreign currency forward contracts, measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Fair Value Measurements at March 31, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$5,701	$—	$—	$5,701
Total cash equivalents (1)	$5,701	$—	$—	$5,701

Marketable securities:
Corporate bonds	$—	$15,018	$—	$15,018
Government and agency bonds	—	14,532	—	14,532
Commercial paper	—	7,774	—	7,774
Total marketable securities	$—	$37,324	$—	$37,324

Foreign currency forward contracts, net (2)	$—	$(26)	$—	$(26)

(1)	Included in “Cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of March 31, 2017.
(2)	Included in “Accrued liabilities” in the accompanying condensed consolidated balance sheet as of March 31, 2017.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$10,653	$—	$—	$10,653
Commercial paper	—	1,297	—	1,297
Total cash equivalents (1)	$10,653	$1,297	$—	$11,950

Marketable securities:
Corporate bonds	$—	$16,763	$—	$16,763
Government and agency bonds	—	9,043	—	9,043
Commercial paper	—	5,186	—	5,186
Total marketable securities	$—	$30,992	$—	$30,992

Foreign currency forward contracts, net (2)	$—	$(5)	$—	$(5)

(1)	Included in “Cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of December 31, 2016.
(2)	Included in “Accrued liabilities” in the accompanying condensed consolidated balance sheet as of December 31, 2016.

5.	Foreign Currency Transaction Risk—Foreign Currency Forward Contracts

The Company transacts business in various foreign currencies and in the second quarter of 2015 established a program that utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Under this program, the Company enters into foreign currency forward contracts so that increases or decreases in foreign currency exposures are offset at least in part by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with the Company’s foreign currency transactions. The Company may suspend this program from time to time. Foreign currency exposures typically arise from British pound and euro denominated transactions that the Company expects to cash settle in the near term, which are charged against earnings in the period incurred. The Company’s foreign currency forward contracts are short-term in duration.

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

The Company expects to continue to realize gains or losses with respect to its foreign currency exposures, net of gains or losses from its foreign currency forward contracts. The Company’s ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that it enters into, the currency exchange rates associated with these exposures and changes in those rates, the net realized gain or loss on its foreign currency forward contracts and other factors. As of March 31, 2017, the notional amount and the aggregate fair value of the forward contracts the Company held to purchase U.S. dollars in exchange for British pounds and euros was $5.2 million. Net foreign exchange transaction gains (losses) relating to the Company’s British pound sterling and euro forward contracts are included in other income (expense), net in the Company’s condensed consolidated statements of operations. For the three months ended March 31, 2017 and 2016, net foreign exchange transaction gains (losses) included in other expense, net in the Company’s condensed consolidated statements of operations were $0.2 million and $(0.1) million, respectively, relating to the Company’s British pound sterling and euro forward contracts.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Commitments and Contingencies

Leases

The Company leases office facilities under various non-cancellable operating leases that expire through September 2027. Rent expense under operating leases totaled $0.8 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively. The Company also has capital lease obligations that mature over various dates through July 2019. In the three months ended March 31, 2017, the Company entered in to a new $1.4 million capital lease for computer equipment that has a lease term of one year.

Purchase Commitments

During the normal course of business, to secure adequate ad inventory and impressions for its sales arrangements, the Company enters into agreements with digital media property owners that require the Company to purchase a minimum number of impressions on a monthly or quarterly basis. Purchase commitments as of March 31, 2017 expire on various dates through December 2017.

Future Payments

Future minimum payments under these arrangements as of March 31, 2017 are as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating lease obligations	$16,473	$3,346	$6,374	$3,158	$3,595
Capital lease obligations	1,395	1,384	11	—	—
Traffic acquisition costs and other purchase commitments	353	353	—	—	—
Total minimum payments	$18,221	$5,083	$6,385	$3,158	$3,595

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that the Company can cancel without a significant penalty are not included in the table above. The Company has determined its uncertain tax positions as of March 31, 2017 will not result in any additional taxes payable by the Company. As a result, no amounts are shown in the table above relating to the Company’s uncertain tax positions.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees.

While matters may arise as a result of claims under the indemnification agreements disclosed above, the Company, at this time, is not aware of claims under indemnification arrangements that could have a material adverse effect to the Company’s condensed consolidated financial position, results of operations, or cash flows.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Stockholders’ Equity

Preferred Stock

In association with the Company’s initial public offering in 2013 (“IPO”), the board of directors authorized the Company to issue up to 20,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2017 and December 31, 2016 no shares of preferred stock were outstanding.

Common Stock

At March 31, 2017 and December 31, 2016 there were 34,194,224 and 33,946,820 shares of common stock issued and outstanding, respectively. The following table summarizes common stock activity during the three months ended March 31, 2017:

Number of Shares
Outstanding at December 31, 2016	33,946,820
Option exercises	8,633
RSUs released, net of shares withheld for taxes	380,398
Common stock issued in connection with employee stock purchase plan	173,942
Repurchases of common stock	(315,569)
Outstanding at March 31, 2017	34,194,224

Treasury Stock

In addition to the 315,569 shares repurchased in the three months ended March 31, 2017, the Company repurchased 1,952,909 shares in 2016 representing a total of 2,268,478 shares repurchased under the Company’s Stock Repurchase Program. See Stock Repurchase Program below for additional information regarding the Company’s stock repurchases. Additionally, the Company holds 66,666 shares of treasury stock related to the acquisition of Crowd Science, for a total of 2,335,144 shares of treasury stock as of March 31, 2017. Treasury stock is carried at cost and could be re-issued if the Company determined to do so.

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

In July 2013, the Company adopted a 2013 Equity Incentive Plan (the “2013 Plan”) which became effective on August 6, 2013. The 2013 Plan serves as the successor equity compensation plan to the 2004 Plan. The 2013 Plan will terminate on July 23, 2023. The 2013 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance stock awards, restricted stock units (“RSUs”), stock bonus awards and performance cash awards to employees, directors and consultants. Stock options granted must be at prices not less than 100% of the fair market value at date of grant. Option vesting schedules are determined by the Company at the time of issuance and they generally vest at 25% on the first anniversary of the grant (or the employment or service commencement date) and monthly over the next 36 months. Options generally expire ten years from the date of grant unless the optionee is a 10% stockholder, in which case the term will be five years from the date of grant. Unvested options exercised are subject to the Company’s repurchase right. The Company initially reserved 2,000,000 shares of its common stock for issuance under the 2013 Plan, and shares reserved for issuance increase January 1 of each year by the lesser of (i) 5% of the number of shares issued and outstanding on December 31 immediately prior to the date of increase or (ii) such number of shares as may be determined by the board of directors. As of January 1, 2017, the board of directors determined the 2013 Plan had a sufficient number of shares reserved for the next twelve months and did not to increase the shares reserved as of that date.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes option activity:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1) (in thousands)
Balance at December 31, 2016	3,754	$5.08	4.96	$1,671
Granted	—	$—
Exercised	(9)	$0.19
Canceled and forfeited	(187)	$5.35
Balance at March 31, 2017	3,558	$5.07	4.96	$1,698
Vested as of March 31, 2017 and expected to vest thereafter (2)	3,525	$5.06	4.94	$1,695
Vested and exercisable as of March 31, 2017	3,214	$4.92	4.75	$1,682

(1)	The aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding in-the-money options as of those dates.
(2)	Options expected to vest reflect an estimated forfeiture rate.

The Company did not grant any options in the three months ended March 31, 2017. The weighted average grant date fair value of options granted in the three months ended March 31, 2016 was $1.93. The aggregate intrinsic value represents the difference between the market value of the Company’s common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $29,000 and $19,000 for the three months ended March 31, 2017 and 2016, respectively.

The following table summarizes restricted stock unit activity:

	Number of Shares (in thousands)	Weighted Average Fair Value at Grant	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1) (in thousands)
Balance at December 31, 2016	1,678	$4.19	1.05	$6,663
Granted	1,000	$3.61
Released	(448)	$4.79
Canceled and forfeited	(37)	$3.99
Balance at March 31, 2017	2,193	$3.80	1.38	$8,968

(1)	The intrinsic value of RSUs is based on the Company’s closing stock price as reported by the New York Stock Exchange on December 31, 2016 and March 31, 2017.

The total grant date fair value of restricted stock units vested during the three-month periods ended March 31, 2017 and 2016 was $2.1 million and $1.0 million, respectively. All of the Company’s RSUs that were released during the three months ended March 31, 2017 and 2016 were net share settled. As such, upon each release date, RSUs were withheld to cover the required withholding tax, which is based on the value of the RSU on the release date as determined by the closing price of the Company’s common stock on the trading day of the settlement date. The remaining amounts are delivered to the recipient as shares of Company common stock.

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

The expected term of ESPP shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights were as follows:

	Three Months Ended March 31,
	2017	2016
Expected term (years)	0.50	0.50
Volatility	47%	56%
Risk-free interest rate	0.69%	0.45%
Dividend yield	—	—

Stock Repurchase Program

On February 18, 2016, the Company announced its board of directors authorized a $10.0 million stock repurchase program, which expired in Q1 2017. The repurchase program had no set expiration date and all purchases are subject to applicable rules and regulations, market conditions and other factors. Purchases under this repurchase program were made in the open market and in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The cost of the repurchased shares was funded from available working capital. For accounting purposes, common stock repurchased under the stock repurchase program was recorded based upon the repurchase date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

Stock repurchase activity under the Company’s stock repurchase program during the three months ended March 31, 2017 is summarized as follows (in thousands, except share and per share amounts):

	Total Number of Shares Repurchased	Average Price Paid per Share (1)	Amount of Repurchase
Cumulative balance at December 31, 2016	1,952,909	$3.64	$7,105
Repurchases of common stock	315,569	$3.62	1,142
Cumulative balance at March 31, 2017	2,268,478	$3.64	$8,247
(1)	Average price paid per share includes commission.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Shares Reserved for Future Issuance

At March 31, 2017 and December 31, 2016, the Company had reserved the following shares of common stock for future issuance:

	March 31, 2017	December 31, 2016
Common stock reserved:
Common stock options	3,557,653	3,754,122
Restricted stock units	2,192,711	1,678,448
Shares available for future issuance under the 2013 Plan	4,245,429	4,952,254
Employee stock purchase plan	501,510	335,984
	10,497,303	10,720,808

Stock-Based Compensation

The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), volatility of the Company’s common stock, a risk-free interest rate, expected dividends, and the estimated forfeitures of unvested stock options. To the extent actual results differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. The Company uses the simplified calculation of expected life, and volatility is based on an average of the historical volatilities of the common stock of a group of entities with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company will continue to estimate forfeitures as permitted by ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which the Company adopted on January 1, 2017. Expected forfeitures are based on the Company’s historical experience. The Company currently has no history or expectation of paying cash dividends on common stock.

The Company did not grant any options in the three months ended March 31, 2017. The fair value of options granted to employees in the three months ended March 31, 2016 was determined using the Black-Scholes option valuation model with the following assumptions:

Three Months Ended March 31, 2016
Expected term (years)	6.00
Volatility	56.0%
Risk-free interest rate	1.895%
Dividend yield	—
Weighted-average fair value	$1.93

The following table summarizes the effects of stock-based compensation related to vesting stock-based awards included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenue	$37	$45
Sales and marketing	502	719
Research and development(1)	214	301
General and administrative	788	1,107
Total stock-based compensation	$1,541	$2,172

(1)

Excludes $106,000 and $146,000 of stock-based compensation expense that was capitalized as part of internal-use software development costs for the three months ended March 31, 2017 and 2016, respectively.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options during the three months ended March 31, 2017 and 2016. As of March 31, 2017, there was $6.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards, which will be recognized over a weighted average period of 1.50 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

401(k) Plan

The Company’s 401(k) Plan (the “401(k) Plan”) is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating U.S. employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit of $18,000 for calendar years 2017 and 2016. The Company began matching employee contributions in April 2014. The Company matches 50% of each participating employee’s contributions up to a maximum of 6% of each employee’s eligible earnings with an annual maximum match of $2,500 per employee per year.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Income Taxes

The Company’s provision for income taxes consists of federal and state income taxes in the U.S. and income taxes in certain foreign jurisdictions, deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the realization of net operating loss carryforwards. For both the three months ended March 31, 2017 and 2016, income tax expense was primarily related to state taxes and taxes due in foreign jurisdictions.

The following table summarizes our income tax expense and our effective tax rates for the three months ended March 31, 2017 and 2016 (in thousands, except effective tax rate):

	Three Months Ended March 31,
	2017	2016
Income (loss) before income taxes	$1,339	$(3,543)
Income tax expense	$(134)	$(55)
Effective tax rate	10.0%	(1.6)%

A valuation allowance is provided when it is more likely than not that the Company’s deferred tax assets will not be realized. The Company’s practice is to establish a full valuation allowance to offset domestic net deferred tax assets. As of March 31, 2017 and December 31, 2016, a full valuation allowance on domestic deferred tax assets was placed due to the uncertainty of realizing future tax benefits from the Company’s net operating loss carryforwards and other deferred tax assets. The federal and state valuation allowance increased by approximately $1.0 million during the three months ended March 31, 2017.

As of March 31, 2017, the Company has U.S. federal net operating loss carryforwards of approximately $26.7 million, expiring beginning in 2027. As of March 31, 2017, the Company has U.S. state and local net operating loss carryforwards of approximately $20.5 million, expiring beginning in 2017.

9.	Net Income (Loss) per Share

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

Net Income (Loss) per Share Attributable to Common Stockholders	Three Months Ended March 31,
	2017	2016
Numerator:
Net income (loss)	$1,205	$(3,598)

Denominator:
Weighted-average shares used in computing net income (loss) per share:
Basic	33,936	34,583
Weighted-average effect of potentially dilutive shares:
Stock options	406	—
Restricted stock units	326	—
Employee stock purchase plan	15
Diluted	34,683	34,583
Net income (loss) per share:
Basic	$0.04	$(0.10)
Diluted	$0.03	$(0.10)

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following weighted-average equity shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of March 31,
	2017	2016
Stock options	3,177	4,275
Restricted stock units	253	912
Employee stock purchase plan	—	13

10.	Segments and Geographical Information

The Company considers operating segments to be components of the Company in which separate financial information is available that is reviewed regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in evaluating performance. The chief operating decision maker for the Company is the Chief Executive Officer. The Company has only one business activity and one operating and reporting segment. There are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated level. The Company reported $0.1 million and $0.2 million of interest income in the three months ended March 31, 2017 and 2016, respectively. The following table summarizes total revenue generated through sales personnel employed in the respective locations (in thousands):

	Three Months Ended March 31,
	2017	2016
Domestic	$34,530	$34,879
Foreign	1,924	4,354
Total revenue	$36,454	$39,233

The Company’s long-lived assets are primarily located in the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our consolidated financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in our audited consolidated financial statements and related notes thereto and the Management’s Discussion and Analysis and Results of Operations for the year ended December 31, 2016 appearing in our Annual Report on Form 10-K filed with the SEC on March 10, 2017.

Forward Looking Information

This Quarterly Report on Form 10-Q including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The statements that are not purely historical fact are forward-looking statements and are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this section and those discussed in the section titled “Risk Factors” included under Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2016. Furthermore, such forward-looking statements speak only as of the date of this report. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Unless expressly indicated or the context requires otherwise, the terms “YuMe,” “Company,” “Registrant,” “we,” “us” and “our” in this document refer to YuMe, Inc., and, where appropriate, its wholly-owned subsidiaries.

Overview

YuMe is a leading independent provider of multi-screen programmatic video advertising technology, connecting brand advertisers, digital media property owners and consumers of video content across a growing range of internet-connected devices. YuMe offers advertising customers full service marketing solutions by combining programmatic buying tools and data-driven technologies with deep insight into audience behavior. In 2015 we announced the launch of YuMe for Advertisers, or YFA, which is our demand-side platform for advertisers, to find relevant audiences and deliver targeted advertising. YuMe technologies also provide monetization opportunities for global digital media property owners.

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

For global digital media property owners that supply advertising inventory, we offer technologies that enable us to make their inventory available to advertising customers and deliver digital video ads to the audiences that are optimized for specific advertising customer needs. In order to categorize these audiences we gather first party data through our cross-device SDK and incorporate third party data from partners. We then apply our data science capabilities to aggregate audiences that will be relevant to brand advertisers. In combination, these capabilities allow us to deliver ads to audiences that we expect to be receptive to specific brand messages, which drives better monetization for digital media property owners.

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

Our customers primarily consist of large global brands and their advertising agencies. We generate revenue by delivering digital video ads on internet-connected devices. Our ads run when users choose to view video content on their devices. Advertising campaigns occur when customers submit orders to us directly through our programmatic software or in a managed service and we fulfill those orders by delivering their digital video ads to audiences available through digital media properties and third party ad exchanges. Advertising customers typically pay us on a CPM basis, of which we generally pay digital media property owners a negotiated percentage. In cases where our programmatic buying platform is used by our advertising customers to source inventory from a third party ad exchange, we may collect a transaction fee. In the three months ended March 31, 2017, we had 388 customers, including 57 of the top 100 U.S. advertisers as ranked by Advertising Age magazine in 2016 (“the AdAge 100”), such as American Express, AT&T, GlaxoSmithKline, Home Depot and McDonald's.

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

For internally developed software, we perform regular recoverability assessments in order to evaluate any impairment indicators or changes to useful lives. During the fourth quarter of 2016, we determined not to allocate any future resources to market, develop and maintain our YFP 5.0 supply-side platform for publishers since it was not generating sufficient revenue to cover its related costs. Our assessment determined YFP 5.0 to be fully impaired and we recorded a one-time non-cash asset impairment charge of $0.9 million in the three months ended December 31, 2016 related to YFP 5.0 in operating expenses.

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

For further information on all of our critical accounting policies and estimates, refer to our 2016 Annual Report on Form 10-K, which was filed with the SEC on March 10, 2017.

Goodwill

As of March 31, 2017 goodwill recorded on our condensed consolidated balance sheet totaled $3.9 million. YuMe, Inc. is a single reporting unit for the purposes of reviewing impairment and recoverability of goodwill. Goodwill is not amortized, but is tested for impairment at least annually or as circumstances indicate the value may no longer be recoverable. We evaluate goodwill for impairment annually in the fourth quarter of our fiscal year as of December 31, or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a decrease in market capitalization, increasing cost structure, a significant adverse change in customer demand or business climate that could affect the value of goodwill, a significant decrease in expected cash flows, restructuring activities undertaken to reduce increasing future operating expenses, the loss of key personnel, whether voluntarily or involuntarily, and/or a decline revenue forecasts. If we determine any of these qualitative triggering events exist, or that in aggregate they might indicate a goodwill impairment exists, we would then proceed to performing the two-step goodwill impairment test as needed to determine if an impairment exists. As of December 31, 2016, we performed the first step of the goodwill impairment test and determined that the fair value of our goodwill is greater than its carrying value and no impairment of goodwill exists.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018. The guidance is required to be applied by the modified retrospective transition approach. Early adoption is permitted. We are currently evaluating the impact of adopting this standard.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). This ASU amends ASC Topic 718 and was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. This standard covers accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows and will be effective as of January 1, 2017, with early adoption permitted. Under this ASU, companies can continue to estimate forfeitures or they can elect to account for forfeitures as they occur. We adopted the standard January 1, 2017 and we will continue to estimate forfeitures. The adoption of this standard did not have a material effect on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350). This ASU is an update to the standard on goodwill, which eliminates the need to calculate the implied fair value of goodwill when an impairment is indicated. The update states that goodwill impairment is measured as the excess of a reporting unit’s carrying value over its fair value, not to exceed the carrying amount of goodwill. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after January 1, 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. Upon adoption, entities will be required to apply the update prospectively. We do not expect the adoption of this standard to have a material effect on our consolidated financial statements.

Effective January 1, 2017, we adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the requirement for separate presentation of current and non-current portions of deferred tax. Subsequent to adoption, all deferred tax assets and deferred tax liabilities are presented as non-current on the balance sheet. The changes have been applied prospectively as permitted by the ASU and prior years have not been restated. The adoption of this standard did not have a material effect on our consolidated financial statements.

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

	Three Months Ended March 31,
	2017		2016
Condensed Consolidated Statements of Operations Data:	(dollars in thousands)
Revenue	$36,454	100.0%	$39,233	100.0%
Cost of revenue	17,401	47.7	20,481	52.2
Gross profit	19,053	52.3	18,752	47.8
Operating expenses
Sales and marketing	10,590	29.1	13,775	35.1
Research and development	2,092	5.7	2,665	6.8
General and administrative	5,332	14.6	5,861	14.9
Total operating expenses	18,014	49.4	22,301	56.8
Income (loss) from operations	1,039	2.9	(3,549)	(9.0)
Income (loss) before income taxes	1,339	3.7	(3,543)	(9.0)
Net income (loss)	$1,205	3.3%	$(3,598)	(9.2)%

Revenue

We derive revenue principally from advertising solutions, priced on a CPM basis and measured by the number of advertising impressions delivered on digital media properties. A substantial majority of our customer contracts take the form of ad insertion orders placed by advertising agencies on behalf of their brand advertiser clients, which are typically one to three months in duration. Occasionally, we enter into longer term contracts with customers.

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

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Revenue	$36,454	$39,233	$(2,779)	(7.1)%

For the three months ended March 31, 2017, revenue decreased $2.8 million, or 7.1%, compared to the three months ended March 31, 2016. The decrease in revenue was primarily driven by a $2.4 million decrease in international revenue and a $0.4 million decrease in domestic revenue. We had 388 advertising customers in the three months ended March 31, 2017, a decrease of 20.5%, compared to 488 in the three months ended March 31, 2016. The average revenue per advertising customer for the three months ended March 31, 2017 was $92,200, an increase of 17.2%, compared to $78,700 for the three months ended March 31, 2016. The increase in average revenue per advertising customer was primarily the result of the decrease in the number of new advertising customers, which tend to deploy smaller digital video advertising budgets through our solutions, while established customers are more likely to maintain advertising spend consistent with prior quarters. Our top 20 advertising customers for the three months ended March 31, 2017 accounted for $20.3 million, or 55.7%, of our revenue, compared to $19.5 million, or 49.7%, of our revenue for the three months ended March 31, 2016.

Cost of Revenue and Gross Profit

Our cost of revenue primarily consists of costs incurred with digital media property owners, typically under revenue-sharing arrangements. We refer to these costs as traffic acquisition costs. Generally, we incur traffic acquisition costs in the period the advertising impressions are delivered. In limited circumstances, we incur costs based on minimum guaranteed impressions. Cost of revenue also includes ad delivery costs such as labor and related costs, depreciation and amortization related to acquired technologies, internally developed software and data center assets, and Internet access costs. These expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized. As a percentage of revenue, we expect cost of revenues, including our traffic acquisition costs, to be in the 48% to 50% range in 2017.

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Cost of revenue	$17,401	$20,481	$(3,080)	(15.0)%
Percentage of revenue	47.7%	52.2%
Gross profit	$19,053	$18,752	$301	1.6%
Percentage of revenue	52.3%	47.8%

For the three months ended March 31, 2017, cost of revenue decreased $3.1 million, or 15.0%, compared to the three months ended March 31, 2016. The decrease was primarily attributable to a $3.3 million decrease in traffic acquisition costs, third party service and ad delivery costs. For the three months ended March 31, 2017, cost of revenue, as a percentage of revenue, decreased 4.5% to 47.7% from 52.2% for the three months ended March 31, 2016.

Sales and Marketing

We sell to our customers primarily through our direct sales force personnel, who have established relationships with major advertising agencies and direct relationships with advertisers. Our sales and marketing expenses primarily consist of salaries, benefits, stock-based compensation, travel and entertainment expenses, and incentive compensation for our sales and marketing employees. Sales and marketing expenses also include promotional, advertising and public relations costs, as well as depreciation, facilities and other supporting overhead costs. In absolute dollars and as a percentage of revenue, we expect sales and marketing expenses to decline in 2017 compared to 2016 as a result of our restructuring activities that we announced in November 2016 and from a decrease in discretionary spending for marketing and advertising.

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Sales and marketing	$10,590	$13,775	$(3,185)	(23.1)%
Percentage of revenue	29.1%	35.1%

For the three months ended March 31, 2017, sales and marketing expenses decreased $3.2 million, or 23.1%, compared to the three months ended March 31, 2016. The decrease was primarily attributable to a decrease of $2.0 million in employee compensation, benefits and other employee-related expenses, including stock-based compensation, primarily due to a decrease in the number of employees within our sales and marketing organization resulting from our restructuring activities announced in November 2016. Additionally, other sales and marketing expenses including advertising, promotions, tradeshows, sponsorships and consulting services, decreased $1.2 million primarily as a result of a decrease in discretionary marketing and advertising spending. For the three months ended March 31, 2017, sales and marketing expenses, as a percentage of revenue, decreased by 6.0% to 29.1% from 35.1% for the three months ended March 31, 2016, primarily as a result of the decrease in the number of sales and marketing employees.

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

As of March 31, 2017 and 2016, we had 143 and 156 research and development employees, respectively. As of March 31, 2017, 112 research and development employees were located in our Chennai and Pune, India offices. We expect research and development expenses to decrease in 2017 compared to 2016 in both absolute dollars and as a percentage of revenue due to our restructuring activities that we announced in November 2016.

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Research and development	$2,092	$2,665	$(573)	(21.5)%
Percentage of revenue	5.7%	6.8%

For the three months ended March 31, 2017, research and development expenses decreased $0.6 million, or 21.5%, compared to the three months ended March 31, 2016. The decrease was attributable to a $0.4 million decrease in equipment maintenance and support. Additionally, employee compensation, benefits and other employee-related expenses, including stock-based compensation, decreased $0.2 million as a result of a decrease in the number of employees within our research and development organization. For the three months ended March 31, 2017, research and development expenses, as a percentage of revenue, decreased by 1.1% to 5.7% from 6.8% for the three months ended March 31, 2016, primarily as a result of the decreases in equipment maintenance and support and employee compensation, benefits and other employee-related expenses, including stock-based compensation.

General and Administrative

Our general and administrative expenses primarily consist of salaries, benefits and stock-based compensation for our executive, finance, legal, human resources and other administrative employees. General and administrative expenses also include outside consulting, legal and accounting services, and facilities and other supporting overhead costs. We expect general and administrative expenses to decrease in 2017 compared to 2016 in both absolute dollars and as a percentage of revenue due to our restructuring activities that we announced in November 2016.

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(dollars in thousands)
General and administrative	$5,332	$5,861	$(529)	(9.0)%
Percentage of revenue	14.6%	14.9%

For the three months ended March 31, 2017, general and administrative expenses decreased $0.5 million, or 9.0%, compared to the three months ended March 31, 2016. The decrease was primarily attributable to a $0.4 million decrease in employee compensation, benefits and other employee-related expenses as a result of our recent restructuring activities. For the three months ended March 31, 2017, general and administrative expenses, as a percentage of revenue, decreased by 0.3% to 14.6% from 14.9% for the three months ended March 31, 2016, primarily as a result of the decrease in employee compensation, benefits and other employee-related expenses and bad debt.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest income earned on our cash equivalents and marketable securities, interest expense on our capital lease obligations, accretion and amortization on marketable securities, gains and losses on our derivative instruments and foreign exchange gains and losses.

	Three Months Ended March 31,
	2017	2016	Change $
	(in thousands)
Interest income	$132	$183	$(51)
Interest expense	(2)	(3)	1
Accretion and amortization on marketable securities	(15)	(102)	87
Transaction gain (loss) on foreign exchange	296	(219)	515
Gain (loss) on derivative instruments	(110)	146	(256)
Other non-operating income, net	(1)	1	(2)
Interest and other expense, net	$300	$6	$294

For the three months ended March 31, 2017, interest and other income (expense), net was $0.3 million compared to $6,000 for the three months ended March 31, 2016. The change was primarily due to a net gain of $0.2 million in the three months ended March 31, 2017 in foreign transaction exchange gains and derivative instrument losses as a result of fluctuations in the U.S. dollar against the British pound sterling and euro, compared to a net loss of $0.1 million in the three months ended March 31, 2016. In addition, we realized accretion and amortization expense of $15,000 in the three months ended March 31, 2017, compared to an expense of $0.1 million in the three months ended March 31, 2016. Our investments in derivative instruments are intended to mitigate a portion of our foreign transaction exchange gains and losses reported as income or expense on our statements of operations.

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

	Three Months Ended March 31,
	2017	2016	Change $
	(in thousands)
Income tax expense	$(134)	$(55)	$(79)

Income tax expense was primarily related to state taxes and taxes due in foreign jurisdictions for both the three months ended March 31, 2017 and 2016.

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

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$1,205	$(3,598)
Adjustments:
Interest expense	2	3
Income tax expense	134	55
Depreciation and amortization expense	1,396	1,700
Stock-based compensation expense	1,541	2,172
Proxy contest expenses	—	157
Total Adjustments	3,073	4,087
Adjusted EBITDA	$4,278	$489

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

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities. As of March 31, 2017, we had $68.5 million in cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities as of March 31, 2017 are comprised of money market funds, corporate bonds, U.S. government and agency bonds and commercial paper. Cash held internationally as of March 31, 2017 totaled $5.7 million.

On February 18, 2016, we announced a $10.0 million stock repurchase program, which expired in Q1 2017. The repurchase program had no set expiration date, but, subject to market conditions and other factors, was intended to be completed over the twelve-month period following the date of announcement. Purchases under this repurchase program were made in the open market and complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The cost of the repurchased shares was funded from available working capital. Such repurchased shares are held in treasury and are presented using the cost method. From February 18, 2016 through the expiration of the underlying trading plan in Q1 2017, we had purchased 2,268,478 shares of our common stock for $8.2 million at an average price of $3.64 per share.

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

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2017	2016
Condensed Consolidated Statements of Cash Flows Data:	(in thousands)
Net cash provided by operating activities	$5,385	$7,039
Net cash provided by (used in) investing activities	$(7,980)	$8,616
Net cash used in financing activities	$(868)	$(232)

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

We generated $5.4 million of cash for operating activities during the three months ended March 31, 2017, primarily resulting from our net income of $1.2 million, adjusted for non-cash charges related to:

•	Depreciation and amortization of $1.4 million;
•	Stock-based compensation of $1.5 million; and
•	Allowance for doubtful accounts receivable of $0.2 million.

In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows:

•	$7.3 million from a decrease in accounts receivable due to the timing of receipts from advertising customers; and
•	$(6.5) million from a decrease in accounts payable, accrued digital media property owner costs and other accrued liabilities as a result the timing of payments to our vendors; and
•	$0.2 million from an increase in deferred revenue.

We generated $7.0 million of cash for operating activities during the three months ended March 31, 2016, primarily resulting from our net loss of $3.6 million, adjusted for non-cash charges related to:

•	Depreciation and amortization of $1.7 million;
•	Stock-based compensation of $2.2 million;
•	Allowance for doubtful accounts receivable of 33,000;
•	Amortization of premiums on marketable securities, net of $0.1 million; and
•	Deferred income taxes of $(0.1) million.

In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows:

•	$12.9 million from a decrease in accounts receivable due to the timing of receipts from advertising customers; and
•	$(6.2) million from a decrease in accounts payable, accrued digital media property owner costs and other accrued liabilities as a result the timing of payments to our vendors.

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

We used $8.0 million of cash for investing activities during the three months ended March 31, 2017. Significant cash increases (decreases) are as follows:

•	$(0.5) million to purchase property, equipment and software;
•	$(1.1) million to develop software for internal use;
•	$(17.0) million to purchase marketable securities; and
•	$10.6 million of proceeds from the maturities of marketable securities.

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

We used $0.9 million of cash in financing activities during the three months ended March 31, 2017. We used $1.1 million to repurchase the Company’s stock and $0.2 million to net-share settle equity awards, partially offset by $0.5 million received from the issuance of common stock in association with our employee stock purchase plan.

We used $0.2 million of cash in financing activities during the three months ended March 31, 2016. We received $0.6 million of proceeds for the issuance of common stock in association with our employee stock purchase plan and from the exercise of common stock options, offset by $0.6 million used for repurchases of common stock and $0.2 million used to net-share settle equity awards.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of March 31, 2017 and December 31, 2016.

Contractual Obligations

We lease various office facilities, including our corporate headquarters in Redwood City, California, under non-cancellable operating lease agreements that expire through September 2027. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. Rent expense under operating leases totaled $0.8 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively.

We also have capital lease obligations that mature over various dates through July 2019. In the three months ended March 31, 2017, we entered in to a new $1.4 million capital lease for computer equipment that has a lease term on one year.

We also enter into agreements with digital media property owners that require us to purchase a minimum number of impressions on a monthly or quarterly basis. Our purchase commitments expire on various dates through December 2017.

Our future minimum payments under these arrangements as of March 31, 2017 were as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating lease obligations	$16,473	$3,346	$6,374	$3,158	$3,595
Capital lease obligations	1,395	1,384	11	—	—
Traffic acquisition costs and other purchase commitments	353	353	—	—	—
Total minimum payments	$18,221	$5,083	$6,385	$3,158	$3,595

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. We have determined our uncertain tax positions as of March 31, 2017 will not result in any additional taxes payable by us. As a result, no amounts are shown in the table above relating to uncertain tax positions.

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

To provide a meaningful assessment of the interest rate risk within our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our portfolio. Based on investment positions as of March 31, 2017 a hypothetical 100 basis point increase in interest rates across all maturities in our portfolio would result in an immaterial incremental decline in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity. As such, we do not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. We do not enter into investments for trading or speculative purposes.

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

We established a program that utilizes foreign currency forward contracts to offset the risks associated with changes in the exchange rates of the currencies in which we do business, including the British pound sterling and the euro. Under this program, we enter into foreign currency forward contracts so that increases or decreases in our foreign currency exposures are offset at least in part by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Our foreign currency forward contracts are short-term in duration. To the degree that our foreign revenues and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. In the three months ended March 31, 2017 and 2016, net foreign exchange transaction gain/(loss) recorded to our condensed consolidated statements of operations totaled $0.2 million and $(0.1) million, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter ended March 31, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time we may be a party to various litigation matters incidental to the conduct of our business. There is no pending or threatened legal proceeding to which we are currently a party that, in management’s opinion, is likely to have a material adverse effect on our financial position, results of operations, or cash flows.

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

We incurred net losses of $7.7 million, $16.7 million and $8.7 million in 2016, 2015 and 2014, respectively. We had an accumulated deficit of $53.7 million as of March 31, 2017. In 2016, 2015 and 2014, we did not generate sufficient revenue to offset operating expenses, which may occur in future periods as well. Our revenue has declined in recent periods as a result of a variety of factors, including intense competition and difficulties extending our geographical reach and our offerings, and we cannot assure you that our revenue will not decline further. You should not consider our historical revenue growth or operating expenses prior to recent periods as indicative of our future performance. If our revenue growth rate continues to decline or our operating expenses exceed expectations, our financial performance will be adversely affected. Further, if our future growth and operating performance fail to meet investor or analyst expectations, it could have a materially negative effect on our stock price.

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

As a result of these and other factors, our revenue, margins and overall operating results may fall below the expectations of market analysts and investors in future periods. If this happens, even temporarily, the market price of our common stock may fall.

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

Brand advertisers represented by a limited number of advertising agencies account for a significant portion of our revenue. Specifically, a single brand advertiser represented by an advertising agency within the OMG corporate structure accounted for approximately 16% and 12% of our revenue in the three months ended March 31, 2017 and the year ended December 31, 2016, respectively. A significant reduction in our revenue from digital advertising purchased by these advertising agency customers or by one or more of the brand advertisers that they represent could materially harm our financial condition and results of operations.

Our restructuring and other cost reduction plans may not produce anticipated benefits and may lead to charges that will adversely affect our results of operations.

Commencing in the fourth quarter of 2016, we implemented restructuring and other cost-reduction plans designed to better align our operating expenses with our revenue, better manage our costs, and more efficiently manage our business. Such actions have resulted in disruptions and could continue to result in disruptions to our operations and workforce, and could adversely affect our business. This plan resulted, among other things, in a reduction of approximately 7% of our workforce. Actual costs related to such restructuring plans may exceed the amounts that we previously estimated, leading to additional charges as actual costs are incurred. We expect to continue to actively monitor our operating expenses; however, if we do not fully realize the anticipated benefits of any expense reduction initiatives, our business could be adversely affected. We cannot be sure that our efforts to manage expenses and improve our operating leverage will be successful. If our operating expenses are higher than we expect or if we do not maintain adequate control of our costs and expenses, our operating results will suffer.

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

Our business relies on our ability to deliver successful and effective video advertising campaigns. Some of those campaigns may experience fraudulent and other invalid impressions, clicks or conversions that advertisers may perceive as undesirable, such as non-human traffic generated by machines that are designed to simulate human users and artificially inflate user traffic on websites. These activities could overstate the performance of any given video advertising campaign and could harm our reputation. It may be difficult for us to detect fraudulent or malicious activity because we do not own content and rely in part on our digital media properties to control such activity. These risks become more pronounced as the digital video industry shifts to programmatic buying. Industry self-regulatory bodies, the U.S. Federal Trade Commission (the “FTC”) and certain influential members of Congress have increased their scrutiny and awareness of, and have taken recent actions to address, advertising fraud and other malicious activity. While we routinely review the campaign performance on our digital media properties’ inventory, such reviews may not detect or prevent fraudulent or malicious activity. If we fail to detect or prevent fraudulent or other malicious activity, the affected advertisers may experience or perceive a reduced return on their investment and our reputation may be harmed. High levels of fraudulent or malicious activity could lead to dissatisfaction with our solutions, refusals to pay, refund or future credit demands or withdrawal of future business. In addition, advertisers increasingly rely on third party vendors to measure campaigns against audience guarantee, viewability and other requirements and to detect fraud. If we are unable to successfully integrate our technology with such vendors, or our measurement and fraud detection differs from their findings, our customers could lose confidence in our solutions, we may not get paid for certain campaigns, traffic acquisition costs could increase and our revenues could decline. Further, if we are unable to detect fraudulent or other malicious activities and advertisers demand fraud-free inventory, our supply could fall drastically, making it impossible to sustain our current business model. If we fail to detect fraudulent or other malicious activities that impact the performance of our brand advertising campaigns, we could harm our reputation with our advertisers or agencies and our revenue and business would suffer.

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

The Vote by the United Kingdom to leave the European Union could adversely affect us.

In June 2016, the United Kingdom (or the U.K.) held a referendum in which voters approved the U.K.'s withdrawal from membership of the European Union (E.U.) (referred to as Brexit). Brexit has resulted in significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. As described elsewhere in this report, we translate revenue denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening dollar, our reported international revenue is reduced because foreign currencies translate into fewer U.S. dollars. The announcement of Brexit may also create global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budget on our products and services.

The U.K. is expected to commence negotiations to determine the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and may cause us to lose customers and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.

Our dynamic international operations subject us to new challenges and risks.

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

In particular, Europe's new General Data Protection Regulation (“GDPR”) (which comes into force in May 2018) extends the jurisdictional scope of European data protection law. As a result, we will be subject to the GDPR when we provide our targeting services in Europe. The GDPR imposes stricter data protection requirements that may necessitate changes to our services and business practices. Potential penalties for non-compliance with the GDPR include administrative fines of up to 4% of annual worldwide turnover. Complying with any new regulatory requirements could force us to incur substantial costs or require us to change our business practices in a manner that could reduce our revenue or compromise our ability to effectively pursue our growth strategy.

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

While we have not collected data that is traditionally considered personal data, such as name, email address, physical address, phone numbers or social security numbers, we typically collect and store IP addresses, geo-location information, and device or other persistent identifiers that are or may be considered personal data in some jurisdictions or otherwise may be the subject of legislation or regulation. For example, some jurisdictions in the EU regard IP addresses as personal data, and certain regulators, such as the California Attorney General’s Office, have advocated for including IP addresses, GPS-level geolocation data, and unique device identifiers as personal data under California law. Furthermore, when it enters into effect in May 2018, Europe's GDPR makes clear that online identifiers (such as IP addresses and other device identifiers) will be treated as “personal data” going forward and therefore subject to stricter data protection rules.

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

We depend on digital media properties for advertising inventory for our customers' advertising campaigns, and any decline in the supply of advertising inventory from these digital media properties could hurt our business.

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

If our customers fail to pay for ad requests that we have delivered, we would generally still be required to pay the supply source for the ad inventory.

Digital media property owners supply the ad inventory on which we run advertising campaigns for customers through our products. Generally, under the terms of our agreements with such digital media property owners, If a customer fails to pay for ad requests we have delivered, we would generally still be required to pay the digital media property owners for their ad inventory.  Any significant failure by customers to pay us could adversely affect our operating results.

Our gross margins vary across our quarterly periods and across products and services.

Our gross margins reflect a variety of factors, including competitive pricing, inventory costs and the volume and relative mix of products used by our customers. Changing customer demands may lead to unanticipated fluctuations in quarterly inventory costs.  Furthermore, even if we are able to accurately forecast the anticipated spend across our products and services, we may have limited visibility regarding the product mix.  For example, customers can purchase video advertising programmatically, on a managed service or self-service basis, or through our direct IO business.  Each of these methods of buying has a different associated gross margin profile.  Increased inventory costs, pricing pressures and the relative and varying mix of products and supply sources selected by our customers could cause our gross margins and earnings to decrease notwithstanding an increase in the total spend transacted through our platforms.

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

Mergers, acquisitions or investments may be unsuccessful and may divert our management's attention and consume significant resources.

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

In the United States, we have 12 patents issued and 13 non-provisional patent applications pending. We also have two foreign patents issued and 17 foreign patent applications pending. There can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, or that these patents will not be challenged by third parties or found to be invalid or unenforceable. We have nine registered trademarks in the United States, 50 registered trademarks in foreign jurisdictions and are also pursuing the registration of additional trademarks and service marks in the United States and in locations outside the United States. Effective trade secret, copyright, trademark and patent protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming.

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

In November 2016, we let our line of credit with Silicon Valley Bank expire. We cannot be certain that additional financing from lenders will be available to us as needed on acceptable terms, or at all.

Our net operating loss carryforwards may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal income tax purposes, including any limitations that may be imposed under Section 382 of the Internal Revenue Code as a result of our IPO. At March 31, 2017, we had federal net operating loss carryforwards of $26.7 million, which expire at various dates beginning in 2027. At March 31, 2017 had state and local net operating loss carryforwards of $20.5 million, which begin to expire in 2017. Our gross state net operating loss carryforwards are separate from our federal net operating loss carryforwards and expire over various periods beginning in 2017, based on individual state tax law.

We periodically assess the likelihood that we will be able to recover our net deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, we concluded that a full valuation allowance against our net U.S. deferred tax assets should be applied as of March 31, 2017. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period this determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current tax provision. These events could have a material impact on our reported results of operations.

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

Our stock price has been and is likely to remain volatile. Since shares of our common stock were sold in our IPO at a price of $9.00 per share, our stock price has ranged from $2.35 to $12.08 through April 30, 2017. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•	Actual or anticipated variations in quarterly operating results;
•	Changes in financial estimates by us or by any securities analysts who might cover our stock;
•	Conditions or trends in our industry;
•	Stock market price and volume fluctuations of other publicly traded companies and, in particular, those that operate in the advertising, internet or media industries;
•	Announcements by us or our competitors of new product or service offerings, significant acquisitions, strategic partnerships or divestitures;
•	Announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•	Capital commitments;
•	Business disruption and costs related to stockholder activism;
•	Additions or departures of key personnel;
•	Stock repurchase programs; and
•	Sales of our common stock, including sales by our directors and officers or specific stockholders.

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

We had approximately 34.2 million shares of common stock outstanding as of March 31, 2017. Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

As of March 31, 2017, approximately 10.5 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans have been registered under registration statements on Form S-8 and, subject to grants, vesting arrangements and exercise of options and the restrictions of Rule 144 in the case of our affiliates, may become available for sale in the public market.

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

In 2016 we announced commencement of a comprehensive review of strategic alternatives to enhance stockholder value. There can be no assurance that this review process will result in a transaction, or that if a transaction does occur, that it will successfully enhance stockholder value. In addition, our business could be negatively affected by the announcement that we are exploring strategic alternatives.

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

In February 2016, our board of directors approved a stock repurchase program of up to $10.0 million. Since announcing the share repurchase program on February 18, 2016 through the expiration of the underlying trading plan in Q1 2017, the Company acquired approximately 2.3 million shares of its common stock for $8.2 million, at an average price per share of $3.64. The timing and actual number of shares repurchased depended on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements such as our ability to effectuate a trading plan under the requirements of SEC Rule 10b5-1, an assessment by management and our board of directors of cash availability and other market conditions. The stock repurchase program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Sale of Unregistered Securities

None

b)	Use of Proceeds from Public Offering of Common Stock

None.

c)	Issuer Purchases of Equity Securities

On February 18, 2016, we announced a $10.0 million stock repurchase program, which expired in Q1 2017. The authorization had no set expiration date, but, subject to market conditions and other factors, was intended to be completed over the twelve-month period following the date of announcement. Purchases under this repurchase program were made in the open market and complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The cost of the repurchased shares was funded from available working capital. Such repurchased shares are held in treasury and are presented using the cost method. As of March 31, 2017, we had purchased 2,268,478 shares of our common stock for $8.2 million at an average price of $3.64 per share.

For accounting purposes, common stock repurchased under our Stock Repurchase Program is recorded based upon the purchase date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. The table below is a summary of stock repurchases for the three months ended March 31, 2017.

Period	Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that Remain Eligible for Purchase under the Program (in thousands)
Beginning repurchase authority				$2,895
January 1 – January 31, 2017	152,573	$3.61	152,573	2,344
February 1 – February 28, 2017	131,896	$3.63	131,896	1,865
March 1 – March 31, 2017	31,100	$3.60	31,100	1,753
Total as of March 31, 2017	315,569	$3.62	315,569	$1,753

(1)	Average price paid per share includes commission.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit	Description of Exhibit

10.10*	Description of Director Compensation

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101 INS**	XBRL Instance Document

101 SCH**	XBRL Taxonomy Extension Schema

101 CAL**	XBRL Taxonomy Extension Calculation

101 DEF**	XBRL Taxonomy Extension Definition

101 LAB**	XBRL Taxonomy Extension Labels

101 PRE**	XBRL Taxonomy Extension Presentation

*	Filed herewith.

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

Date: May 10, 2017

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