Form 10-Q
period 2017-06-30
YuMe Inc
filed 2017-08-08
CIK 1415624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 31, 2017, there were 34,538,221 shares of the Registrant’s common stock outstanding.

YuMe, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YuMe, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	As of June 30, 2017	As of December 31, 2016
		(1)
Assets
Current assets:
Cash and cash equivalents	$58,185	$34,700
Marketable securities	15,720	25,751
Accounts receivable, net	46,438	51,171
Prepaid expenses and other current assets	3,599	3,591
Total current assets	123,942	115,213
Marketable securities, long-term	—	5,241
Property, equipment and software, net	13,436	11,726
Goodwill	3,902	3,902
Restricted cash, non-current	725	710
Deposits and other assets	606	587
Total assets	$142,611	$137,379

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,458	$10,775
Dividends payable	35,562	—
Accrued digital media property owner costs	17,807	16,385
Accrued liabilities	12,828	12,192
Deferred revenue	234	132
Capital leases, current	1,384	8
Total current liabilities	72,273	39,492
Capital leases, non-current	10	13
Other long-term liabilities	690	631
Total liabilities	72,973	40,136

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock: $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized as of June 30, 2017 and December 31, 2016; 34,525,871 and 33,946,820 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	37	36
Treasury stock: 2,335,144 and 2,019,575 shares as of June 30, 2017 and December 31, 2016, respectively	(8,247)	(7,105)
Additional paid-in-capital	127,458	159,550
Accumulated deficit	(49,316)	(54,888)
Accumulated other comprehensive loss	(294)	(350)
Total stockholders’ equity	69,638	97,243
Total liabilities and stockholders’ equity	$142,611	$137,379

(1)

The condensed consolidated balance sheet data as of December 31, 2016 was derived from audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$42,818	$40,675	$79,272	$79,908
Cost of revenue	21,045	20,111	38,446	40,592
Gross profit	21,773	20,564	40,826	39,316
Operating expenses:
Sales and marketing	11,155	13,639	21,745	27,414
Research and development	2,214	2,947	4,306	5,612
General and administrative	4,167	6,216	9,499	12,077
Total operating expenses	17,536	22,802	35,550	45,103
Income (loss) from operations	4,237	(2,238)	5,276	(5,787)
Interest and other income (expense), net
Interest expense	(2)	(2)	(4)	(5)
Other income (expense), net	375	(181)	677	(172)
Total interest and other income (expense), net	373	(183)	673	(177)
Income (loss) before income taxes	4,610	(2,421)	5,949	(5,964)
Income tax expense	243	65	377	120
Net income (loss)	$4,367	$(2,486)	$5,572	$(6,084)

Net income (loss) per share:
Basic	$0.13	$(0.07)	$0.16	$(0.18)
Diluted	$0.12	$(0.07)	$0.16	$(0.18)
Weighted-average shares used to compute net oncome (loss) per share:
Basic	34,281	34,648	33,983	34,585
Diluted	35,009	34,648	34,775	34,585

Cash dividends declared per share	$1.03	$—	$1.03	$—

See accompanying notes to condensed consolidated financial statements.

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$4,367	$(2,486)	$5,572	$(6,084)
Other comprehensive income (loss):
Foreign currency translation adjustments	41	(45)	62	(57)
Change in fair value of marketable securities	6	6	(6)	99
Other comprehensive income (loss)	47	(39)	56	42
Comprehensive income (loss)	$4,414	$(2,525)	$5,628	$(6,042)

See accompanying notes to condensed consolidated financial statements.

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net income (loss)	$5,572	$(6,084)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,190	3,408
Stock-based compensation	2,753	4,501
Allowance for doubtful accounts receivable	360	187
Deferred income taxes	—	(114)
Amortization of premiums on marketable securities	20	179
Changes in operating assets and liabilities:
Accounts receivable	4,577	14,208
Prepaid expenses and other current assets	16	(1,016)
Deposits and other assets	(9)	(148)
Accounts payable	(6,343)	(194)
Accrued digital media property owner costs	1,422	(3,539)
Accrued liabilities	589	(3,273)
Deferred revenue	102	—
Other liabilities	59	446
Net cash provided by operating activities	12,308	8,561
Investing activities:
Purchases of property and equipment	(1,216)	(782)
Capitalized software development costs	(2,066)	(2,160)
Change in restricted cash	—	292
Purchases of marketable securities	(22,803)	(4,876)
Maturities of marketable securities	17,919	16,010
Sales of marketable securities	20,139	—
Net cash provided by investing activities	11,973	8,484
Financing activities:
Repayments of borrowings under capital leases	(3)	—
Proceeds from exercise of common stock options and employee stock purchase plan	746	556
Repurchases of common stock	(1,142)	(2,716)
Cash used to net-share settle equity awards	(240)	(299)
Net cash used in financing activities	(639)	(2,459)
Effect of exchange rate changes on cash and cash equivalents	(157)	(57)
Change in cash and cash equivalents	23,485	14,529
Cash and cash equivalents—Beginning of period	34,700	17,859
Cash and cash equivalents—End of period	$58,185	$32,388
Supplemental disclosures of cash flow information
Cash paid for interest	$4	$—
Cash paid for income taxes	$487	$346
Stock-based compensation capitalized for internal-use software	$204	$275
Non-cash investing and financing activities
Purchases of property and equipment recorded in accounts payable	$26	$217
Purchases of property and equipment under capital lease obligations	$1,376	$—
Increase in dividends payable	$35,562	$—

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

The Company’s restructuring accrual activity for the three months ended June 30, 2017 is summarized in the table below (in thousands):

Total
Restructuring accrual as of March 31, 2017(1)	$71
Cash paid	(37)
Non-cash reversal(2)	(16)
Restructuring accrual as of June 30, 2017(3)	$18

(1)	Consists of severance and post-employment COBRA insurance premiums included in accrued liabilities on the Company’s condensed consolidated balance sheet as of March 31, 2017.
(2)	Represents the reversal of COBRA insurance premiums that were declined by certain terminated employees.
(3)	Consists of severance and post-employment COBRA insurance premiums included in accrued liabilities on the Company’s condensed consolidated balance sheet as of June 30, 2017.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers.  In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standard, including identifying performance obligations. The new standard, as amended, is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The Company does not plan to early adopt, and thus the new standard will become effective for the Company on January 1, 2018. As part of this plan, the Company is currently assessing the impact of the new guidance on its results of operations. However, further analysis is required and the Company will continue to evaluate this assessment in 2017. The Company currently expects to apply the modified retrospective method of adoption; however, it has not yet finalized its transition method, but expect to do so in 2017 upon completion of further analysis.

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

Concentrations and Other Risks

Financial instruments that subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. Cash and cash equivalents are deposited with one domestic and five foreign highly rated financial institutions and cash equivalents are invested in highly rated money market funds. Periodically, such balances may be in excess of federally insured limits. Marketable securities generally consist of highly liquid corporate, government and agency bonds, commercial paper and certificates of deposits that comply with the Company’s minimum credit rating policy.

Credit risk with respect to accounts receivable is dispersed due to the large number of advertising customers. Collateral is not required for accounts receivable. The Company performs ongoing credit evaluations of customers’ financial condition, periodically evaluates its outstanding accounts receivable and establishes an allowance for doubtful accounts receivable based on the Company’s historical experience, the current aging and circumstances of accounts receivable and general industry and economic conditions. Accounts receivable are written off by the Company when it has been determined that all available collection avenues have been exhausted. During the three months ended June 30, 2017 and 2016, the Company wrote-off $0.4 million and $0.1 million of bad debt, respectively. During the six months ended June 30, 2017 and 2016, bad debt write-offs totaled $0.4 million and $0.3 million, respectively. If circumstances change, higher than expected bad debts may result in future write-offs that are greater than the Company’s estimates.

No customer accounted for 10% or more of the Company’s accounts receivable as of June 30, 2017 or December 31, 2016. One customer accounted for 10% of the company’s revenue in the three months ended June 30, 2017 and two customers accounted for 12% and 11% of the Company’s revenue in the six months ended June 30, 2017, respectively.  No customer accounted for more than 10% of the Company's revenue in the three and six months ended June 30, 2016.

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Allowance for doubtful accounts receivable:
Balance – beginning of period	$2,533	$1,860	$2,345	$1,961
Allowance for doubtful accounts receivable	172	154	360	187
Bad debt write-offs	(416)	(124)	(416)	(258)
Balance – end of period	$2,289	$1,890	$2,289	$1,890

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Cash, Cash Equivalents, Marketable Securities and Derivative Instruments

The Company’s cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase. Short- and long-term marketable securities are comprised of highly liquid available-for-sale financial instruments (primarily corporate, government and agency bonds, commercial paper and certificates of deposit) with final maturities of at least three months but no more than 24 months from the date of purchase. The Company values these securities based on pricing from pricing vendors who may use inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. As such, the Company classifies all of its marketable securities as having Level 2 inputs. None of the Company’s marketable securities were in a continuous loss position for over twelve months as of June 30, 2017.

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

The cost, gross unrealized gains and losses and fair value of the Company’s marketable securities and foreign currency forward contracts consisted of the following as of June 30, 2017 and December 31, 2016 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017:		(2)	(2)
Cash	$22,709	$—	$—	$22,709
Cash equivalents:
Money market funds	35,476	—	—	35,476
Total cash and cash equivalents	58,185	—	—	58,185
Marketable securities:
Corporate bonds	1,200	—	—	1,200
Government and agency bonds	14,550	—	(30)	14,520
Total marketable securities	15,750	—	(30)	15,720
Total cash, cash equivalents and marketable securities	$73,935	$—	$(30)	$73,905

Foreign currency forward contracts, net (1)	$—	$—	$(55)	$(55)

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016:		(2)	(2)
Cash	$22,750	$—	$—	$22,750
Cash equivalents:
Money market funds	10,653	—	—	10,653
Commercial paper	1,297	—	—	1,297
Total cash and cash equivalents	34,700	—	—	34,700
Marketable securities:
Corporate bonds	16,780	—	(17)	16,763
Government and agency bonds	9,050	1	(8)	9,043
Commercial paper	5,186	—	—	5,186
Total marketable securities	31,016	1	(25)	30,992
Total cash, cash equivalents and marketable securities	$65,716	$1	$(25)	$65,692

Foreign currency forward contracts, net (1)	$—	$11	$(16)	$(5)

(1)	Included in “Accrued liabilities” in the accompanying condensed consolidated balance sheet as of June 30, 2017 and December 31, 2016.
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

Marketable securities with final maturities of at least three months but no more than 12 months from the date of purchase are classified as short-term and marketable securities with final maturities of more than one year but less than two years from the date of purchase are classified as long-term. The Company's marketable securities are classified as available-for-sale and consist of high quality, investment grade securities from issuers with predetermined minimum credit ratings. The Company values these securities based on pricing from pricing vendors who may use inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. As such, the Company classifies all of its marketable securities as having Level 2 inputs. The valuation techniques used to measure the fair value of the Company’s marketable securities having Level 2 inputs were derived from market prices that are corroborated by observable market data and quoted market prices for similar instruments.

The Company’s foreign currency forward contracts have terms of no more than 12 months, are classified as Level 2 and are valued using alternative pricing sources, such as spot currency rates, that are observable for the entire term of the asset or liability.

The following tables present information about the Company’s money market funds, marketable securities and foreign currency forward contracts, measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Fair Value Measurements at June 30, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$35,476	$—	$—	$35,476
Total cash equivalents(1)	$35,476	$—	$—	$35,476

Marketable securities:
Corporate bonds	$—	$1,200	$—	$1,200
Government and agency bonds	—	14,520	—	14,520
Total marketable securities	$—	$15,720	$—	$15,720

Foreign currency forward contracts, net (2)	$—	$(55)	$—	$(55)

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$10,653	$—	$—	$10,653
Commercial paper	—	1,297	—	1,297
Total cash equivalents (1)	$10,653	$1,297	$—	$11,950

Marketable securities:
Corporate bonds	$—	$16,763	$—	$16,763
Government and agency bonds	—	9,043	—	9,043
Commercial paper	—	5,186	—	5,186
Total marketable securities	$—	$30,992	$—	$30,992

Foreign currency forward contracts, net (2)	$—	$(5)	$—	$(5)

(1)	Included in “Cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of June 30, 2017 and December 31, 2016.
(2)	Included in “Accrued liabilities” in the accompanying condensed consolidated balance sheet as of June 30, 2017 and December 31, 2016.

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

The Company expects to continue to realize gains or losses with respect to its foreign currency exposures, net of gains or losses from its foreign currency forward contracts. The Company’s ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that it enters into, the currency exchange rates associated with these exposures and changes in those rates, the net realized gain or loss on its foreign currency forward contracts and other factors. As of June 30, 2017, the notional amount and the aggregate fair value of the forward contracts the Company held to purchase U.S. dollars in exchange for British pounds and euros was $3.2 million. Net foreign exchange transaction gains (losses) relating to the Company’s British pound sterling and euro forward contracts are included in other income (expense), net in the Company’s condensed consolidated statements of operations. For the three months ended June 30, 2017 and 2016, net foreign exchange transaction gains (losses) included in other expense, net in the Company’s condensed consolidated statements of operations were $0.2 million and $(0.3) million, respectively, relating to the Company’s British pound sterling and euro forward contracts. For the six months ended June 30, 2017 and 2016, net foreign exchange transaction gains (losses) included in other expense, net in the Company’s condensed consolidated statements of operations were $0.4 million and $(0.3) million, respectively, relating to the Company’s British pound sterling and euro forward contracts.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Commitments and Contingencies

Leases

The Company leases office facilities under various non-cancellable operating leases that expire on various dates through September 2027. Rent expense under operating leases totaled $0.9 million and $0.8 million for the three months ended June 30, 2017 and 2016, respectively, and totaled $1.7 million and $1.8 million for the six months ended June 30, 2017 and 2016, respectively. The Company also has capital lease obligations that mature over various dates through July 2019. During the three months ended March 31, 2017, the Company entered into a new $1.4 million capital lease obligation for computer equipment that has a lease term of one year.

Purchase Commitments

During the normal course of business, to secure adequate ad inventory and impressions for its sales arrangements, the Company enters into agreements with digital media property owners that require the Company to purchase a minimum number of impressions on a monthly or quarterly basis. Purchase commitments as of June 30, 2017 expire on various dates through December 2017.

Cash Dividends Declared

On June 22, 2017, the Company announced a special cash dividend in the amount of $1.00 per common share and a quarterly cash dividend in the amount of $0.03 per common share. The special and quarterly cash dividends were paid on July 7, 2017, to stockholders of record as of the close of business on July 3, 2017. Cash used to pay dividends was funded from available working capital. The Company recorded $35.6 million in “Dividends payable” in its condensed consolidated balance sheet as of June 30, 2017. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s board of directors.

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

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

While matters may arise as a result of claims under the indemnification agreements disclosed above, the Company, at this time, is not aware of claims under indemnification arrangements that could have a material adverse effect to the Company’s condensed consolidated financial position, results of operations, or cash flows.

7.	Stockholders’ Equity

Preferred Stock

In association with the Company’s initial public offering in 2013 (“IPO”), the board of directors authorized the Company to issue up to 20,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2017 and December 31, 2016 no shares of preferred stock were outstanding.

Common Stock

At June 30, 2017 and December 31, 2016 there were 34,525,871 and 33,946,820 shares of common stock issued and outstanding, respectively. The following table summarizes common stock activity during the six months ended June 30, 2017:

Number of Shares
Outstanding at December 31, 2016	33,946,820
Option exercises	174,601
RSUs released, net of shares withheld for taxes	546,077
Common stock issued in connection with employee stock purchase plan	173,942
Repurchases of common stock	(315,569)
Outstanding at June 30, 2017	34,525,871

Treasury Stock

In addition to the 315,569 shares repurchased during the six months ended June 30, 2017, the Company repurchased 1,952,909 shares in 2016 representing a total of 2,268,478 shares repurchased under the Company’s Stock Repurchase Program. See Stock Repurchase Program below for additional information regarding the Company’s stock repurchases. Additionally, the Company holds 66,666 shares of treasury stock related to the acquisition of Crowd Science, for a total of 2,335,144 shares of treasury stock as of June 30, 2017. Treasury stock is carried at cost and could be re-issued if the Company determined to do so.

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

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes option activity:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1) (in thousands)
Balance at December 31, 2016	3,754	$5.08	4.96	$1,671
Granted	—	$—
Exercised	(175)	$1.34
Canceled and forfeited	(198)	$5.36
Balance at June 30, 2017	3,381	$5.25	4.76	$1,515
Vested as of June 30, 2017 and expected to vest thereafter (2)	3,361	$5.25	4.74	$1,510
Vested and exercisable as of June 30, 2017	3,110	$5.12	4.59	$1,491

(1)	The aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding in-the-money options as of those dates.
(2)	Options expected to vest reflect an estimated forfeiture rate.

The Company did not grant any options during the six months ended June 30, 2017. The weighted average grant date fair value of options granted during both the three and six months ended June 30, 2016 was $1.93. The aggregate intrinsic value represents the difference between the market value of the Company’s common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was $0.2 million for both the three and six months ended June 30, 2017. The total intrinsic value of options exercised during the three and six months ended June 30, 2016 was not material.

The following table summarizes restricted stock unit activity:

	Number of Shares (in thousands)	Weighted Average Fair Value at Grant	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1) (in thousands)
Balance at December 31, 2016	1,678	$4.19	1.05	$6,663
Granted	1,014	$3.62
Released	(615)	$4.62
Canceled and forfeited	(131)	$3.88
Balance at June 30, 2017	1,946	$3.78	1.24	$9,147

(1)	The intrinsic value of RSUs is based on the Company’s closing stock price as reported by the New York Stock Exchange on December 31, 2016 and June 30, 2017.

The total grant date fair value of restricted stock units vested during the three-month periods ended June 30, 2017 and 2016 was $0.7 million and $1.5 million, respectively. The total grant date fair value of restricted stock units vested during the six-month periods ended June 30, 2017 and 2016 was $2.8 million and $3.1 million, respectively. All of the Company’s RSUs that were released during the six months ended June 30, 2017 and 2016 were net share settled. As such, upon each release date, RSUs were withheld to cover the required withholding tax, which is based on the value of the RSU on the release date as determined by the closing price of the Company’s common stock on the trading day of the settlement date. The remaining amounts are delivered to the recipient as shares of Company common stock.

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

The expected term of ESPP shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017			2016
Expected term (years)	0.50	0.50		0.50			0.50
Volatility	47%	56%	47%	-	56%		56%
Risk-free interest rate	0.69%	0.45%	0.44%	-	0.69%	0.21%	-	0.45%
Dividend yield	—	—		—			—

Stock Repurchase Program

On February 18, 2016, the Company announced its board of directors authorized a $10 million stock repurchase program. All purchases under the repurchase program have been subject to applicable rules and regulations, market conditions and other factors. Purchases under this repurchase program have been made in the open market and have complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The cost of the repurchased shares was funded from available working capital. For accounting purposes, common stock repurchased under the stock repurchase program is recorded based upon the repurchase date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

No shares of the Company’s stock were repurchased during the three months ended June 30, 2017. Stock repurchase activity under the Company’s stock repurchase program during the six months ended June 30, 2017 is summarized as follows (in thousands, except share and per share amounts):

	Total Number of Shares Repurchased	Average Price Paid per Share (1)	Amount of Repurchase
Cumulative balance at December 31, 2016	1,952,909	$3.64	$7,105
Repurchases of common stock	315,569	$3.62	1,142
Cumulative balance at June 30, 2017	2,268,478	$3.64	$8,247
(1)	Average price paid per share includes commission.

Cash Dividends Declared

On June 22, 2017, the Company announced a special cash dividend in the amount of $1.00 per common share and a quarterly cash dividend in the amount of $0.03 per common share. The special and quarterly cash dividends were paid on July 7, 2017, to stockholders of record as of the close of business on July 3, 2017. Cash used to pay dividends was funded from available working capital. The Company recorded $35.6 million in “Dividends payable” in its condensed consolidated balance sheet as of June 30, 2017. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s board of directors.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Shares Reserved for Future Issuance

At June 30, 2017 and December 31, 2016, the Company had reserved the following shares of common stock for future issuance:

	June 30, 2017	December 31, 2016
Common stock reserved:
Common stock options	3,380,638	3,754,122
Restricted stock units	1,946,271	1,678,448
Shares available for future issuance under the 2013 Plan	4,337,237	4,952,254
Employee stock purchase plan	501,510	335,984
	10,165,656	10,720,808

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

The Company did not grant any options during the six months ended June 30, 2017. The fair value of options granted to employees in the three and six months ended June 30, 2016 was determined using the Black-Scholes option valuation model with the following assumptions:

Three and Six Months Ended June 30, 2016
Expected term (years)	6.00
Volatility	56.0%
Risk-free interest rate	1.895%
Dividend yield	—
Weighted-average fair value	$1.93

The following table summarizes the effects of stock-based compensation related to vesting stock-based awards included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$32	$50	$69	$95
Sales and marketing	388	728	890	1,447
Research and development(1)	179	319	393	620
General and administrative	613	1,232	1,400	2,339
Total employee stock-based compensation	$1,212	$2,329	$2,752	$4,501

(1)

Excludes $98,000 and $128,000 of stock-based compensation expense that was capitalized as part of internal-use software development costs for the three months ended June 30, 2017 and 2016, respectively. Excludes $204,000 and $275,000 of stock-based compensation expense that was capitalized as part of internal-use software development costs for the six months ended June 30, 2017 and 2016, respectively.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options during the three and six months ended June 30, 2016. An immaterial amount of income tax benefit was recognized in the three and six months ended June 30, 2017 for the sale of employee stock acquired through the 2013 Purchase Plan. As of June 30, 2017, there was $5.6 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards, which will be recognized over a weighted average period of 2.11 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

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

The Company’s provision for income taxes consists of federal and state income taxes in the U.S. and income taxes in certain foreign jurisdictions, deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the realization of net operating loss carryforwards. For the three and six months ended June 30, 2017, income tax expense was primarily related to alternative minimum tax, state minimum taxes and taxes due in foreign jurisdictions. For the three and six months ended June 30, 2016, income tax expense was primarily related to state minimum taxes and taxes due in foreign jurisdictions.

The following table summarizes our income tax expense and our effective tax rates for the three and six months ended June 30, 2017 and 2016 (in thousands, except effective tax rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income (loss) before income taxes	$4,610	$(2,421)	$5,949	$(5,964)
Income tax expense	$243	$65	$377	$120
Effective tax rate	5.3%	(2.7)%	6.3%	(2.0)%

A valuation allowance is provided when it is more likely than not that the Company’s deferred tax assets will not be realized. The Company’s practice is to establish a full valuation allowance to offset domestic net deferred tax assets. At December 31, 2016, consistent with prior periods, the Company concluded that a full valuation allowance was required on its domestic net domestic deferred tax assets due to the uncertainty of realizing future tax benefits from the Company’s net operating loss carryforwards and other deferred tax assets. As of June 30, 2017, the Company continues to view this conclusion as appropriate.

We periodically assess the likelihood that we will be able to recover our net deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, we concluded that a full valuation allowance against our net U.S. deferred tax assets should be applied as of June 30, 2017. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period this determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current tax provision. These events could have a material impact on our reported results of operations.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Net Income (Loss) per Share

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

Net Income (Loss) per Share Attributable to Common Stockholders	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$4,367	$(2,486)	$5,572	$(6,084)

Denominator:
Weighted-average shares used in computing net income (loss) per share:
Basic	34,281	34,648	33,983	34,585
Weighted-average effect of potentially dilutive shares:
Stock options	321	—	327	—
Restricted stock units	383	—	446	—
Employee stock purchase plan	24	—	19	—
Diluted	35,009	34,648	34,775	34,585
Net income (loss) per share:
Basic	$0.13	$(0.07)	$0.16	$(0.18)
Diluted	$0.12	$(0.07)	$0.16	$(0.18)

The following weighted-average equity shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	3,064	4,348	3,115	4,312
Restricted stock units	161	295	169	1,118
Employee stock purchase plan	—	44	—	65
	3,225	4,687	3,284	5,495

10.	Segments and Geographical Information

The Company considers operating segments to be components of the Company in which separate financial information is available that is reviewed regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in evaluating performance. The chief operating decision maker for the Company is the Chief Executive Officer. The Company has only one business activity and one operating and reporting segment. There are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated level. The Company reported $0.1 million and $0.2 million of interest income during the three months ended June 30, 2017 and 2016, respectively, and reported $0.3 million of interest income during both the six-month periods ended June 30, 2017 and 2016, respectively. The following table summarizes total revenue generated through sales personnel employed in the respective locations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Domestic	$40,308	$38,031	$74,839	$72,910
Foreign	2,510	2,644	4,433	6,998
Total revenue	$42,818	$40,675	$79,272	$79,908

The Company’s long-lived assets are primarily located in the United States.

11.	Subsequent Event

The Company’s board of directors declared a quarterly cash dividend in the amount of $0.03 per share of common stock to be paid on October 9, 2017 to all common stockholders of record as of September 29, 2017. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s board of directors.

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

Overview

YuMe is a leading independent provider of multi-screen programmatic video advertising technology, connecting brand advertisers, digital media property owners and consumers of video content across a growing range of internet-connected devices. YuMe offers advertising customers full service marketing solutions by combining programmatic buying tools and data-driven technologies with deep insight into audience behavior. In 2015, we announced the launch of YuMe for Advertisers (“YFA”), which is our demand-side platform for advertisers, to find relevant audiences and deliver targeted advertising. YuMe technologies also provide monetization opportunities for global digital media property owners.

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

For global digital media property owners that supply advertising inventory, we offer technologies that enable us to make their inventory available to advertising customers and deliver digital video ads to the audiences that are optimized for specific advertising customer needs. In order to categorize these audiences we gather first party data through our cross-device Software Development Kit (“SDK”) and incorporate third party data from partners. We then apply our data science capabilities to aggregate audiences that will be relevant to brand advertisers. In combination, these capabilities allow us to deliver ads to audiences that we expect to be receptive to specific brand messages, which drives better monetization for digital media property owners.

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

Over our thirteen-year operating history we have amassed a vast amount of data derived from our large installed base of YuMe SDKs that are embedded in online and mobile websites and entertainment applications residing on millions of internet-connected devices. This allows us to deliver TV-like ads, enhanced and customized for each specific device type, and collect valuable advertisement viewership data. We collect billions of data points each year from ad impressions we deliver. As we grow our audience and advertiser footprint, we are able to collect even more data, which in turn enables us to improve the efficacy of our targeting models, further improving the utility of our solutions and driving increased adoption of our technology.

Our customers primarily consist of large global brands and their advertising agencies. We generate revenue by delivering digital video ads on internet-connected devices. Our ads run when users choose to view video content on their devices. Advertising campaigns occur when customers submit orders to us directly through our programmatic software or in a managed service and we fulfill those orders by delivering their digital video ads to audiences available through digital media properties and third party ad exchanges. Advertising customers typically pay us on a cost-per-thousand (“CPM”) basis, of which we generally pay digital media property owners a negotiated percentage. In cases where our programmatic buying platform is used by our advertising customers to source inventory from a third party ad exchange, we may collect a transaction fee. During the three months ended June 30, 2017, we had 426 customers, including 57 of the top 100 U.S. advertisers as ranked by Advertising Age magazine in 2016 (“the AdAge 100”), such as American Express, AT&T, GlaxoSmithKline, Home Depot and McDonald's.

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

For internally developed software, we perform regular recoverability assessments in order to evaluate any impairment indicators or changes to useful lives. During the fourth quarter of 2016, we determined not to allocate any future resources to market, develop and maintain our YFP 5.0 supply-side platform for publishers since it was not generating sufficient revenue to cover its related costs. Our assessment determined YFP 5.0 to be fully impaired and we recorded a one-time non-cash asset impairment charge of $0.9 million during the three months ended December 31, 2016 related to YFP 5.0 in operating expenses.

Cash Dividends Declared

On June 22, 2017, we announced a special cash dividend in the amount of $1.00 per common share and a quarterly cash dividend in the amount of $0.03 per common share. The special and quarterly cash dividends were paid on July 7, 2017, to stockholders of record as of the close of business on July 3, 2017. Cash used to pay dividends was funded from available working capital. We recorded $35.6 million in “Dividends payable” in our condensed consolidated balance sheet as of June 30, 2017. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our board of directors.

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

Goodwill

As of June 30, 2017 goodwill recorded on our condensed consolidated balance sheet totaled $3.9 million. YuMe, Inc. is a single reporting unit for the purposes of reviewing impairment and recoverability of goodwill. Goodwill is not amortized, but is tested for impairment at least annually or as circumstances indicate the value may no longer be recoverable. We evaluate goodwill for impairment annually in the fourth quarter of our fiscal year as of December 31, or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a decrease in market capitalization, increasing cost structure, a significant adverse change in customer demand or business climate that could affect the value of goodwill, a significant decrease in expected cash flows, restructuring activities undertaken to reduce increasing future operating expenses, the loss of key personnel, whether voluntarily or involuntarily, and/or a decline revenue forecasts. If we determine any of these qualitative triggering events exist, or that in aggregate they might indicate a goodwill impairment exists, we would then proceed to performing the two-step goodwill impairment test as needed to determine if an impairment exists. As of December 31, 2016, we performed the first step of the goodwill impairment test and determined that the fair value of our goodwill was greater than its carrying value and no impairment of goodwill existed.

Recent Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers.  In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standard, including identifying performance obligations. The new standard, as amended, is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. We do not plan to early adopt, and thus the new standard will become effective for us on January 1, 2018. As part of this plan, we are currently assessing the impact of the new guidance on our results of operations. However, further analysis is required and we will continue to evaluate this assessment in 2017. We currently expect to apply the modified retrospective method of adoption; however, we have not yet finalized our transition method, but expect to do so in 2017 upon completion of further analysis.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Condensed Consolidated Statements of Operations Data:	(dollars in thousands)
Revenue	$42,818	100.0%	$40,675	100.0%	$79,272	100.0%	$79,908	100.0%
Cost of revenue	21,045	49.1	20,111	49.4	38,446	48.5	40,592	50.8
Gross profit	21,773	50.9	20,564	50.6	40,826	51.5	39,316	49.2
Operating expenses
Sales and marketing	11,155	26.1	13,639	33.5	21,745	27.4	27,414	34.3
Research and development	2,214	5.2	2,947	7.2	4,306	5.4	5,612	7.0
General and administrative	4,167	9.7	6,216	15.3	9,499	12.0	12,077	15.1
Total operating expenses	17,536	41.0	22,802	56.1	35,550	44.8	45,103	56.4
Income (loss) from operations	4,237	9.9	(2,238)	(5.5)	5,276	6.7	(5,787)	(7.2)
Income (loss) before income taxes	4,610	10.8	(2,421)	(6.0)	5,949	7.5	(5,964)	(7.5)
Net income (loss)	$4,367	10.2%	$(2,486)	(6.1)%	$5,572	7.0%	$(6,084)	(7.6)%

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Revenue	$42,818	$40,675	$2,143	5.3%	$79,272	$79,908	$(636)	(0.8)%

For the three months ended June 30, 2017, revenue increased $2.1 million, or 5.3%, compared to the three months ended June 30, 2016. The increase in revenue was primarily driven by a $2.3 million increase in domestic revenue, partially offset by a $0.2 million decrease in international revenue. We had 426 advertising customers during the three months ended June 30, 2017, a decrease of 10.3%, compared to 475 during the three months ended June 30, 2016. The average revenue per advertising customer for the three months ended June 30, 2017 was $99,200, an increase of 18.2%, compared to $83,900 for the three months ended June 30, 2016. The increase in average revenue per advertising customer was primarily the result of the decrease in the number of new advertising customers, which tend to deploy smaller digital video advertising budgets through our solutions, while established customers are more likely to maintain advertising spend consistent with prior quarters. Our top 20 advertising customers for the three months ended June 30, 2017 accounted for $21.9 million, or 51.1%, of our revenue, compared to $18.6 million, or 45.8%, of our revenue for the three months ended June 30, 2016.

For the six months ended June 30, 2017, revenue decreased $0.6 million, or 0.8%, compared to the six months ended June 30, 2016. The decrease in revenue was primarily driven by a $2.6 million decrease in international revenue, partially offset by a $1.9 million increase in domestic revenue. We had 533 advertising customers during the six months ended June 30, 2017, a decrease of 16.5%, compared to 638 during the six months ended June 30, 2016. The average revenue per advertising customer for the six months ended June 30, 2017 was $146,700, an increase of 19.4%, compared to $122,600 for the six months ended June 30, 2016. The increase in average revenue per advertising customer was primarily the result of the decrease in the number of new advertising customers, which tend to deploy smaller digital video advertising budgets through our solutions, while established customers are more likely to maintain advertising spend consistent with prior periods. Our top 20 advertising customers for the six months ended June 30, 2017 accounted for $38.1 million, or 47.9%, of our revenue, compared to $36.1 million, or 45.2%, of our revenue for the six months ended June 30, 2016.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Cost of revenue	$21,045	$20,111	$934	4.6%	$38,446	$40,592	$(2,146)	(5.3)%
Percent of revenue	49.1%	49.4%			48.5%	50.8%
Gross profit	$21,773	$20,564	$1,209	5.9%	$40,826	$39,316	$1,510	3.8%
Percent of revenue	50.9%	50.6%			51.5%	49.2%

For the three months ended June 30, 2017, cost of revenue increased $0.9 million, or 4.6%, compared to the three months ended June 30, 2016. The increase was primarily attributable to a $0.5 million increase in data center depreciation expense. Additionally, third party service and ad delivery costs increased $0.4 million corresponding to the increase in revenue of 5.3% for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. For the three months ended June 30, 2017, cost of revenue, as a percentage of revenue, decreased 0.3% to 49.1% from 49.4% for the three months ended June 30, 2016, primarily as a result of favorable inventory pricing for the advertising products we delivered.

For the six months ended June 30, 2017, cost of revenue decreased $2.1 million, or 5.3%, compared to the six months ended June 30, 2016. The decrease was primarily attributable to a $2.8 million decrease in traffic acquisition costs, third party service and ad delivery costs as a result of a favorable cost mix of advertising products delivered for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. This decrease was partially offset by a $0.5 million increase in data center depreciation expense. For the six months ended June 30, 2017, cost of revenue, as a percentage of revenue, decreased 2.3% to 48.5% from 50.8% for the six months ended June 30, 2016, primarily as a result of favorable inventory pricing for the advertising products we delivered.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Sales and marketing	$11,155	$13,639	$(2,484)	(18.2)%	$21,745	$27,414	$(5,669)	(20.7)%
Percent of revenue	26.1%	33.5%			27.4%	34.3%

For the three months ended June 30, 2017, sales and marketing expenses decreased $2.5 million, or 18.2%, compared to the three months ended June 30, 2016. The decrease was primarily attributable to a decrease of $1.7 million in employee compensation, benefits and other employee-related expenses, including stock-based compensation, primarily due to a decrease in the number of employees within our sales and marketing organization resulting from our restructuring activities announced in November 2016. Additionally, other sales and marketing expenses including advertising, promotions, tradeshows, sponsorships and consulting services, decreased $0.8 million primarily as a result of a decrease in discretionary marketing and advertising spending. For the three months ended June 30, 2017, sales and marketing expenses, as a percentage of revenue, decreased by 7.4% to 26.1% from 33.5% for the three months ended June 30, 2016, primarily as a result of the decrease in the number of sales and marketing employees and a decrease in discretionary marketing and advertising spending.

For the six months ended June 30, 2017, sales and marketing expenses decreased $5.7 million, or 20.7%, compared to the six months ended June 30, 2016. The decrease was primarily attributable to a decrease of $3.7 million in employee compensation, benefits and other employee-related expenses, including stock-based compensation, primarily due to a decrease in the number of employees within our sales and marketing organization resulting from our restructuring activities announced in November 2016. Additionally, other sales and marketing expenses including advertising, promotions, tradeshows, sponsorships and consulting services, decreased $2.0 million primarily as a result of a decrease in discretionary marketing and advertising spending. For the six months ended June 30, 2017, sales and marketing expenses, as a percentage of revenue, decreased by 6.9% to 27.4% from 34.3% for the six months ended June 30, 2016, primarily as a result of the decrease in the number of sales and marketing employees and a decrease in discretionary marketing and advertising spending.

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

As of June 30, 2017 and 2016, we had 137 and 155 research and development employees, respectively. As of June 30, 2017, 108 research and development employees were located in our Chennai and Pune, India offices. We expect research and development expenses to decrease in 2017 compared to 2016 in both absolute dollars and as a percentage of revenue as a result of our restructuring activities that we announced in November 2016.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Research and development	$2,214	$2,947	$(733)	(24.9)%	$4,306	$5,612	$(1,306)	(23.3)%
Percent of revenue	5.2%	7.2%			5.4%	7.0%

For the three months ended June 30, 2017, research and development expenses decreased $0.7 million, or 24.9%, compared to the three months ended June 30, 2016. The decrease was attributable to a $0.5 million decrease in equipment maintenance and support. Additionally, employee compensation, benefits and other employee-related expenses, including stock-based compensation, decreased $0.2 million as a result of a decrease in the number of employees within our research and development organization due to our restructuring activities. For the three months ended June 30, 2017, research and development expenses, as a percentage of revenue, decreased by 2.0% to 5.2% from 7.2% for the three months ended June 30, 2016, primarily as a result of the decreases in equipment maintenance and support and employee compensation, benefits and other employee-related expenses, including stock-based compensation.

For the six months ended June 30, 2017, research and development expenses decreased $1.3 million, or 23.3%, compared to the six months ended June 30, 2016. The decrease was attributable to a $0.9 million decrease in equipment maintenance and support. Additionally, employee compensation, benefits and other employee-related expenses, including stock-based compensation, decreased $0.4 million as a result of a decrease in the number of employees within our research and development organization due to our restructuring activities. For the six months ended June 30, 2017, research and development expenses, as a percentage of revenue, decreased by 1.6% to 5.4% from 7.0% for the six months ended June 30, 2016, primarily as a result of the decreases in equipment maintenance and support and employee compensation, benefits and other employee-related expenses, including stock-based compensation.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
General and administrative	$4,167	$6,216	$(2,049)	(33.0)%	$9,499	$12,077	$(2,578)	(21.3)%
Percent of revenue	9.7%	15.3%			12.0%	15.1%

For the three months ended June 30, 2017, general and administrative expenses decreased $2.0 million, or 33.0%, compared to the three months ended June 30, 2016. The decrease was primarily attributable to a $1.1 million decrease in employee compensation, benefits and other employee-related expenses as a result of our recent restructuring activities. Additionally, other general and administrative expenses, including legal and third-party consulting services, decreased $0.9 million primarily as a result of expenses related to our 2016 proxy contest which occurred during the three months ended June 30, 2016. For the three months ended June 30, 2017, general and administrative expenses, as a percentage of revenue, decreased by 5.6% to 9.7% from 15.3% for the three months ended June 30, 2016, primarily as a result of the decrease in employee compensation, benefits and other employee-related expenses and non-recurring expenses in the three months ended June 30, 2016 related to the 2016 proxy contest.

For the six months ended June 30, 2017, general and administrative expenses decreased $2.6 million, or 21.3%, compared to the six months ended June 30, 2016. The decrease was primarily attributable to a $1.6 million decrease in employee compensation, benefits and other employee-related expenses as a result of our recent restructuring activities. Additionally, other general and administrative expenses, including legal and third-party consulting services, decreased $1.0 million primarily as a result of expenses relating to our 2016 proxy contest which occurred during the six months ended June 30, 2016. For the six months ended June 30, 2017, general and administrative expenses, as a percentage of revenue, decreased by 3.1% to 12.0% from 15.1% for the six months ended June 30, 2016, primarily as a result of the decrease in employee compensation, benefits and other employee-related expenses and non-recurring expenses in the six months ended June 30, 2016 related to the 2016 proxy contest.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest income earned on our cash equivalents and marketable securities, interest expense on our capital lease obligations, accretion and amortization on marketable securities, gains and losses on our derivative instruments and foreign exchange gains and losses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change $	2017	2016	Change $
	(in thousands)
Interest income	$138	$154	$(16)	$270	$337	$(67)
Interest expense	(2)	(2)	—	(4)	(5)	1
Accretion and amortization on marketable securities	(4)	(77)	73	(19)	(178)	159
Transaction gain (loss) on foreign exchange	437	(457)	894	733	(676)	1,409
Gain (loss) on derivative instruments	(196)	199	(395)	(306)	346	(652)
Other non-operating income (loss), net	—	—	—	(1)	(1)	—
Interest and other income (expense), net	$373	$(183)	$556	$673	$(177)	$850

For the three months ended June 30, 2017, interest and other income (expense), net was $0.4 million compared to $(0.2) million for the three months ended June 30, 2016. The change was primarily due to a net gain of $0.2 million during the three months ended June 30, 2017 in foreign transaction exchange and derivative instrument gains/(losses) as a result of fluctuations in the U.S. dollar against the British pound sterling and euro, compared to a net loss of $(0.3) million during the three months ended June 30, 2016. In addition, we realized immaterial accretion and amortization expense on our marketable securities during the three months ended June 30, 2017, compared to an expense of $(0.1) million during the three months ended June 30, 2016, as we reduced our investments in marketable securities in June 2017 to raise cash for our dividends payable to common stockholders on July 7, 2017. Our investments in derivative instruments are intended to mitigate a portion of our foreign transaction exchange gains and losses reported as income or expense on our statements of operations.

For the six months ended June 30, 2017, interest and other income (expense), net was $0.7 million compared to $(0.2) million for the six months ended June 30, 2016. The change was primarily due to a net gain of $0.4 million during the six months ended June 30, 2017 in foreign transaction exchange and derivative instrument gains/(losses) as a result of fluctuations in the U.S. dollar against the British pound sterling and euro, compared to a net loss of $(0.3) million during the six months ended June 30, 2016. In addition, we realized immaterial accretion and amortization expense on our marketable securities during the six months ended June 30, 2017, compared to an expense of $(0.2) million during the six months ended June 30, 2016, as we reduced our investments in marketable securities in June 2017 to raise cash for our dividends payable to common stockholders on July 7, 2017.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change $	2017	2016	Change $
	(in thousands)
Income tax expense	$243	$65	$178	$377	$120	$257

For the three and six months ended June 30, 2017, income tax expense was primarily related to alternative minimum tax, state minimum taxes and taxes due in foreign jurisdictions. For the three and six months ended June 30, 2016, income tax expense was primarily related to state minimum taxes and taxes due in foreign jurisdictions.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude expenses for: interest, income taxes, depreciation and amortization, stock-based compensation, and in the three- and six-month periods ended June 30, 2016, non-recurring proxy contest expenses. We believe that adjusted EBITDA provides useful information to investors in understanding and evaluating our operating results in the same manner as management and the board of directors. This non-GAAP information is not necessarily comparable to non-GAAP information of other companies. Non-GAAP information should not be viewed as a substitute for, or superior to, net income (loss) prepared in accordance with GAAP as a measure of our profitability or liquidity. Users of this financial information should consider the types of events and transactions for which adjustments have been made. The following is a reconciliation of adjusted EBITDA to net income (loss) for the periods indicated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$4,367	$(2,486)	$5,572	$(6,084)
Adjustments:
Interest expense	2	2	4	5
Income tax expense	243	65	377	120
Depreciation and amortization expense	1,794	1,708	3,190	3,408
Stock-based compensation expense	1,212	2,329	2,753	4,501
Proxy contest expenses	—	658	—	815
Total Adjustments	3,251	4,762	6,324	8,849
Adjusted EBITDA	$7,618	$2,276	$11,896	$2,765

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

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities. As of June 30, 2017 and December 31, 2016, we had $73.9 million and $65.7 million in cash, cash equivalents, and marketable securities, respectively. Cash equivalents and marketable securities as of June 30, 2017 are comprised of money market funds, corporate bonds and U.S. government and agency bonds. Cash held internationally as of June 30, 2017 totaled $6.4 million.

On February 18, 2016, we announced a $10 million stock repurchase program. The repurchase program is subject to market conditions and other factors. Purchases under this repurchase program have been made in the open market and have complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The cost of the repurchased shares was funded from available working capital. Such repurchased shares are held in treasury and are presented using the cost method. From February 18, 2016 through June 30, 2017, we had purchased 2,268,478 shares of our common stock for $8.2 million at an average price of $3.64 per share.

On June 22, 2017, we announced a special cash dividend of $1.00 per share and a quarterly cash dividend of $0.03 per share. The special and quarterly cash dividends were paid on July 7, 2017, to stockholders of record as of the close of business on July 3, 2017. Cash used to pay dividends was funded from available working capital. We recorded $35.6 million in “Dividends payable” in our condensed consolidated balance sheet as of June 30, 2017. The cash dividends paid on July 7, 2017 reduced our cash and cash equivalents balance by $35.6 million. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our board of directors.

Our future capital requirements will depend on many factors, including our rate of revenue growth, the cost of maintaining and improving our technologies, our operating expenses related to the development and marketing of our solutions and the amount of cash required for expected future dividends. We believe that our existing cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to meet our anticipated cash requirements through at least the next 12 months. However, our liquidity and operating cash assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under Part II, Item 1A: “Risk Factors” in this Quarterly Report on Form 10-Q. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain needed additional funds, we will have to reduce our operating expenses, which would impair our growth prospects and could otherwise negatively impact our business.

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2017	2016
Condensed Consolidated Statements of Cash Flows Data:	(in thousands)
Net cash provided by operating activities	$12,308	$8,561
Net cash provided by investing activities	$11,973	$8,484
Net cash used in financing activities	$(639)	$(2,459)

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

We generated $12.3 million of cash from operating activities during the six months ended June 30, 2017, primarily resulting from our net income of $5.6 million, adjusted for non-cash charges related to:

•	Depreciation and amortization of $3.2 million;
•	Stock-based compensation of $2.8 million; and
•	Allowance for doubtful accounts receivable of $0.4 million.

In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows:

•	$4.6 million from a decrease in accounts receivable due to the timing of receipts from advertising customers;
•	$(4.3) million from a net decrease in accounts payable, accrued digital media property owner costs and other accrued liabilities as a result the timing of payments to our vendors; and
•	$0.1 million from an increase in deferred revenue.

We generated $8.6 million of cash from operating activities during the six months ended June 30, 2016, primarily resulting from our net loss of $6.1 million, adjusted for non-cash charges related to:

•	Depreciation and amortization of $3.4 million;
•	Stock-based compensation of $4.5 million;
•	Allowance for doubtful accounts receivable of $0.2 million;
•	Amortization of premiums on marketable securities, net of $0.2 million; and
•	Deferred income taxes of $(0.1) million.

In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows:

•	$14.2 million from a decrease in accounts receivable due to the timing of receipts from advertising customers;
•	$(1.0) million from an increase in prepaid expenses and other current assets;
•	$(7.0) million from a decrease in accounts payable, accrued digital media property owner costs and other accrued liabilities as a result the timing of payments to our vendors; and
•	$0.4 million from an increase in other liabilities.

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

We generated $12.0 million of cash from investing activities during the six months ended June 30, 2017. Significant cash increases (decreases) are as follows:

•	$(1.2) million to purchase property, equipment and software;
•	$(2.2) million to develop software for internal use;
•	$(22.8) million to purchase marketable securities; and
•	$38.1 million of proceeds from the sales and maturities of marketable securities.

We generated $8.6 million of cash from investing activities during the six months ended June 30, 2016. Significant cash increases (decreases) are as follows:

•	$(0.8) million to purchase property, equipment and software;
•	$(2.1) million to develop software for internal use;
•	$(4.9) million to purchase marketable securities;
•	$16.0 million of proceeds from the maturities of marketable securities; and
•	$0.3 million from a decrease in restricted cash.

Financing Activities

Our financing activities consist primarily of the issuance of common stock upon the exercise of stock options and pursuant to our employee stock purchase plan, and repurchases of our common stock.

We used $0.6 million of cash in financing activities during the six months ended June 30, 2017. We used $1.1 million to repurchase the Company’s stock and $0.2 million to net-share settle equity awards, partially offset by $0.7 million received from the issuance of common stock in association with our employee stock purchase plan and from the exercise of stock options.

We used $2.5 million of cash in financing activities during the six months ended June 30, 2016. We received $0.6 million of proceeds for the issuance of common stock in association with our employee stock purchase plan and from the exercise of stock options, offset by $2.7 million used for repurchases of common stock and $0.3 million used to net-share settle equity awards.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of June 30, 2017 and December 31, 2016.

Cash Dividends Declared

On June 22, 2017, we announced a special cash dividend of $1.00 per share and a quarterly cash dividend of $0.03 per share. The special and quarterly cash dividends were paid on July 7, 2017, to stockholders of record as of the close of business on July 3, 2017. Cash used to pay dividends was funded from available working capital. We recorded $35.6 million in “Dividends payable” in our condensed consolidated balance sheet as of June 30, 2017. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our board of directors.

Contractual Obligations

We lease various office facilities, including our corporate headquarters in Redwood City, California, under non-cancellable operating lease agreements that expire on various dates through September 2027. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. Rent expense under operating leases totaled $0.9 million and $0.8 million for the three months ended June 30, 2017 and 2016, respectively, and totaled $1.7 million and $1.8 million for the six months ended June 30, 2017 and 2016, respectively. We also have capital lease obligations that mature over various dates through July 2019. During the six months ended June 30, 2017, we entered into a new $1.4 million capital lease obligation for computer equipment that has a lease term of one year.

We also occasionally enter into agreements with digital media property owners that require us to purchase a minimum number of impressions on a monthly or quarterly basis. In the three months ended June 30, 2017, we entered in to purchase commitments with two additional digital media property owners representing an additional commitment of $3.1 million. Our purchase commitments expire on various dates through December 2017.

Our future minimum payments under these arrangements as of June 30, 2017 were as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating lease obligations	$15,685	$3,349	$5,903	$3,087	$3,346
Capital lease obligations	1,394	1,384	10	—	—
Traffic acquisition costs and other purchase commitments	3,256	3,256	—	—	—
Total minimum payments	$20,335	$7,989	$5,913	$3,087	$3,346

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

Interest Rate Fluctuation Risk

Our cash and cash equivalents consist of cash and highly liquid, short-term money market funds. Our marketable securities are classified as available-for-sale and generally consist of highly liquid corporate bonds, commercial paper and certificates of deposits that comply with our minimum credit rating policy. Short-term marketable securities consist of investments with final maturities of at least three months from the date of purchase that we intend to own for up to 12 months. Long-term marketable securities consist of investments with final maturities of more than 12 months that we intend to own for at least 12 months, but not more than 24 months. By policy, the final maturity for each security within the portfolio shall not exceed 24 months from the date of purchase and the weighted average maturity of the portfolio shall not exceed 12 months at any point in time. Our borrowings under notes payable and capital lease obligations are generally at fixed interest rates.

The primary objective of our investment activities is to preserve principal while maintaining liquidity and maximizing income without significantly increasing risk. Because our cash and cash equivalents have short maturities of less than three months, our cash and cash equivalents fair value is relatively insensitive to interest rate changes.

To provide a meaningful assessment of the interest rate risk within our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our portfolio. Based on investment positions as of June 30, 2017 a hypothetical 100 basis point increase in interest rates across all maturities in our portfolio would result in an immaterial incremental decline in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity. As such, we do not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. We do not enter into investments for trading or speculative purposes.

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

We established a program that utilizes foreign currency forward contracts to offset the risks associated with changes in the exchange rates of the currencies in which we do business, including the British pound sterling and the euro. Under this program, we enter into foreign currency forward contracts so that increases or decreases in our foreign currency exposures are offset at least in part by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Our foreign currency forward contracts are short-term in duration. To the degree that our foreign revenues and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. During the three months ended June 30, 2017 and 2016, foreign exchange transaction gain/(loss), net of foreign currency forward contracts, recorded to our condensed consolidated statements of operations totaled $0.2 million and $(0.3) million, respectively. During the six months ended June 30, 2017 and 2016, foreign exchange transaction gain/(loss), net of foreign currency forward contracts, recorded to our condensed consolidated statements of operations totaled $0.4 million and $(0.3) million, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter ended June 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred net losses of $7.7 million, $16.7 million and $8.7 million in 2016, 2015 and 2014, respectively. We had an accumulated deficit of $49.3 million as of June 30, 2017. In 2016, 2015 and 2014, we did not generate sufficient revenue to offset operating expenses, which may occur in future periods as well. Our revenue has declined in recent periods as a result of a variety of factors, including intense competition and difficulties extending our geographical reach and our offerings, and we cannot assure you that our revenue will not decline further. You should not consider our historical revenue growth or operating expenses prior to recent periods as indicative of our future performance. If our revenue growth rate continues to decline or our operating expenses exceed expectations, our financial performance will be adversely affected. Further, if our future growth and operating performance fail to meet investor or analyst expectations, it could have a materially negative effect on our stock price.

Our rapidly evolving industry makes it difficult to evaluate our business and prospects and may increase your investment risk.

The digital video advertising industry is rapidly evolving. As a result, we will encounter risks and difficulties frequently encountered in rapidly evolving industries, particularly in light of our size and relatively short operating history compared to some of our larger and more established competitors, including the need to:

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

Brand advertisers represented by a limited number of advertising agencies account for a significant portion of our revenue. Specifically, a single brand advertiser represented by an advertising agency within the Omnicom Media Group (“OMG”) corporate structure accounted for approximately 12% of our revenue during the six months ended June 30, 2017 and during the year ended December 31, 2016. A significant reduction in our revenue from digital advertising purchased by these advertising agency customers or by one or more of the brand advertisers that they represent could materially harm our financial condition and results of operations.

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

Digital video advertising is shifting, in part, to programmatic buying, real-time bidding (“RTB”) and header bidding systems. Programmatic buying is the automated purchase of digital advertising inventory through a combination of machine-based transactions, data and algorithms. RTB, a subset of programmatic buying, is the real-time purchase and sale of advertising inventory on an impression-by-impression basis on ad exchanges. Header bidding refers to the process by which digital media property owners offer inventory to multiple ad exchanges or other buyers prior to communicating with the digital media property owner’s ad server. Programmatic buying, RTB and header bidding are emerging and growing trends in the buying and selling of digital advertising inventory. The recognition by advertisers that an increased use of programmatic buying, RTB and header bidding systems may constitute an effective way to achieve their campaign goals and cost savings, and the recognition by digital media property owners that they may achieve greater returns from an increased use of programmatic buying, RTB and header bidding systems is challenging our traditional pricing model. There can be no assurance that such trends, or the acceleration of such trends, will not erode our revenue. In 2014, we introduced Video Reach, our first generation demand-side programmatic buying solution which had limited revenue impact. We have continued to invest resources in expanding our programmatic products. In June 2015, we launched YFA, which is our second generation demand-side programmatic buying solution. We may be unable to successfully sell, integrate or maintain this solution and there can be no assurance that our advertising customers or our network of digital media property owners will embrace or adopt our programmatic solution. The acceleration of these programmatic trends along with the lack of customer adoption of our programmatic solution would cause our revenue to decrease and our business to suffer. In addition, the adoption of header bidding and resulting changes in advertiser and digital media property owner behavior may lead to greater competition for available inventory, rapidly changing pricing dynamics and greater volatility in our operating results.

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

The success of our business model depends on our ability to deliver digital video advertisements to consumers on a wide variety of internet-connected devices. We believe that digital video advertising is most successful when targeted primarily through analysis of data. This data might include a device's location or data collected when device users view an ad or video or when they click on or otherwise engage with an ad, or it could include demographic or other data about users' interests or activities that is licensed in or acquired from third parties. Users may elect not to allow data sharing for targeted advertising for many reasons, such as privacy concerns, or to avoid usage charges based on the amount or type of data consumed on the device. Users may opt out of interest-based advertising by YuMe through the opt-out feature on YuMe's website or the Network Advertising Initiative's consumer choices website or other opt-out features that may be developed. In addition, internet-connected devices and operating systems controlled by third parties increasingly contain features that allow device users to disable functionality that allows for the delivery of ads on their devices. Device and browser manufacturers may include or expand these features as part of their standard device specifications. For example, when Apple announced that its Unique Device Identifier (“UDID”), a standard device identifier used in some applications, was being superseded and would no longer be supported application developers were required to update their apps to utilize alternative device identifiers such as universally unique identifier, or, more recently, identifier-for-Advertising, which simplify the process for Apple users to opt out of behavioral targeting. In addition, many advertising companies may participate in self-regulatory programs, such as the Network Advertising Initiative or Digital Advertising Alliance, through which they agree to offer users the ability to opt out of behavioral advertising. If users elect to utilize the opt-out mechanisms in greater numbers, our ability to deliver effective advertising campaigns on behalf of our advertisers would suffer, which could hurt our ability to generate revenue and become profitable.

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

In June 2016, the United Kingdom (the “U.K.”) held a referendum in which voters approved the U.K.'s withdrawal from membership of the European Union (the “E.U.” or “EU”) (“Brexit”). Brexit has resulted in significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. As described elsewhere in this report, we translate revenue denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening dollar, our reported international revenue is reduced because foreign currencies translate into fewer U.S. dollars. The announcement of Brexit may also create global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budget on our products and services.

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

Although the data we collect does not enable us to determine the actual identity of any individual, our customers or end users might decide not to allow us to collect some or all of the data or might limit our use of it. For example, a digital media property might not agree to provide us with data generated by interactions with the content on its apps, or device users might not consent to share their information about device usage. Additionally, we collect substantially more data from digital media properties using our YuMe SDKs instead of industry standard technologies such as the Interactive Advertising Bureau’s Video Ad Serving Template (“VAST”). If more digital media property owners choose to continue to use VAST or other industry standard technologies rather than our proprietary YuMe SDKs, our ability to collect valuable data may be impaired, negatively affecting our business and revenue. Any limitation on our ability to collect data about user behavior and interaction with content could make it more difficult for us to deliver effective digital video advertising programs that meet the demands of our customers. This in turn could harm our revenue and impair our business.

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

While we have not collected data that is traditionally considered personal data, such as name, email address, physical address, phone numbers or social security numbers, we typically collect and store IP addresses, geo-location information, and device or other persistent identifiers that are or may be considered personal data in some jurisdictions or otherwise may be the subject of legislation or regulation. For example, some jurisdictions in the EU regard IP addresses as personal data, and certain regulators, such as the California Attorney General’s Office, have advocated for including IP addresses, GPS-level geolocation data, and unique device identifiers as personal data under California law. Furthermore, when it enters into effect in May 2018, Europe's GDPR indicates that online identifiers (such as IP addresses and other device identifiers) will be treated as “personal data” going forward and therefore subject to stricter data protection rules.

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

In the United States, we have 12 patents issued and 10 non-provisional patent applications pending. We also have three foreign patents issued and 15 foreign patent applications pending. There can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, or that these patents will not be challenged by third parties or found to be invalid or unenforceable. We have nine registered trademarks in the United States, 52 registered trademarks in foreign jurisdictions and are also pursuing the registration of additional trademarks and service marks in the United States and in locations outside the United States. Effective trade secret, copyright, trademark and patent protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming.

Monitoring unauthorized use of our intellectual property is difficult and costly. Our efforts to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Further, our competitors may independently develop technologies that are similar to ours but which avoids the scope of our intellectual property rights. In addition, the laws of many countries, such as China and India, do not protect our proprietary rights to as great an extent as do the laws of European countries and the United States. Further, the laws in the United States and elsewhere change rapidly, and any future changes could adversely affect us and our intellectual property. Our failure to meaningfully protect our intellectual property could result in competitors offering solutions that incorporate our most technologically advanced features, which could seriously reduce demand for our advertising solutions. In addition, we may in the future need to initiate infringement claims or litigation. Litigation, whether we are a plaintiff or a defendant, can be expensive, time-consuming and may divert the attantion of our technical staff and managerial personnel, which could harm our business, whether or not the litigation results in a determination that is unfavorable to us. In addition, litigation is inherently uncertain, and thus we may not be able to stop our competitors from infringing our intellectual property rights.

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

While we anticipate that our existing cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to fund our operations for at least the next 12 months, we may need to raise additional capital to fund operations in the future or to finance acquisitions. On June 22, 2017, we announced a special cash dividend in the amount of $1.00 per common share and a quarterly cash dividend in the amount of $0.03 per common share. The special and quarterly cash dividends were paid on July 7, 2017, which reduced our cash, cash equivalents and marketable securities by $35.6 million as of that date. We may declare and pay future cash dividends, subject to approval by our board of directors.

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

We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal income tax purposes, including any limitations that may be imposed under Section 382 of the Internal Revenue Code as a result of our IPO. As of December 31, 2016, we had federal net operating loss carryforwards of $26.7 million, which expire at various dates beginning in 2027. As of December 31, 2016 we had state and local net operating loss carryforwards of $20.5 million, which begin to expire in 2017. Our gross state net operating loss carryforwards are separate from our federal net operating loss carryforwards and expire over various periods beginning in 2017, based on individual state tax law.

We periodically assess the likelihood that we will be able to recover our net deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, we concluded that a full valuation allowance against our net U.S. deferred tax assets should be applied as of June 30, 2017. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period this determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current tax provision. These events could have a material impact on our reported results of operations.

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

Our stock price has been and is likely to remain volatile. Since shares of our common stock were sold in our IPO at a price of $9.00 per share, our stock price has ranged from $2.35 to $12.08 through July 31, 2017. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•	Actual or anticipated variations in quarterly operating results;
•	Changes in financial estimates by us or by any securities analysts who might cover our stock;
•	Conditions or trends in our industry;
•	Stock market price and volume fluctuations of other publicly traded companies and, in particular, those that operate in the advertising, internet or media industries;
•	Announcements by us or our competitors of new product or service offerings, significant acquisitions, strategic partnerships or divestitures;
•	Announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•	Capital commitments;

•	Business disruption and costs related to stockholder activism;
•	Additions or departures of key personnel;
•	Stock repurchase programs;
•	Sales of our common stock, including sales by our directors and officers or specific stockholders; and
•	Expectations of future cash dividend declarations and payments.

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

The trading market for our common stock is likely to respond to the presence or absence of equity research published about us and our business, and to the content of any such research. If no or few equity research analysts elect to provide research coverage of our common stock, the lack of research coverage may adversely affect the market price of our common stock. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If any or all equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

A sale of a substantial number of shares of our common stock in the public market could occur at any time. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

We had approximately 34.5 million shares of common stock outstanding as of June 30, 2017. Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

As of June 30, 2017, approximately 10.2 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans have been registered under registration statements on Form S-8 and, subject to grants, vesting arrangements and exercise of options and the restrictions of Rule 144 in the case of our affiliates, may become available for sale in the public market.

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

Stockholders may from time to time engage in proxy solicitations, advance stockholder proposals or board nominations or otherwise attempt to effect changes, assert influence or acquire some level of control over us. While our board of directors and management team strive to maintain constructive, ongoing communications with all of our stockholders, including activist stockholders, and welcomes their views and opinions with the goal of enhancing value for all stockholders, including any suggestions they may have for enhancing the depth and breadth of our board of directors, activist campaigns that contest, or conflict with, our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on us because:

•

Responding to proxy contests, litigation and other actions by activist stockholders can disrupt our operations, be costly and time-consuming, and divert the attention of our board of directors and senior management from the pursuit of business strategies, which could adversely affect our results of operations and financial condition;

•

Perceived uncertainties as to our future direction as a result of changes to the composition of our board of directors may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, cause concern to our current or potential clients, may result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners; and

•

These types of actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

We added five new directors to our board of directors in the last 18 months, a new majority of our eight-member board of directors, which may lead to changes in the execution of our business strategies and objectives.

In connection with our annual meetings of stockholders in May of 2016 and July 2017, five new directors were elected to our board of directors and constitute a majority of our eight-member board of directors. Because of these additions, our board of directors has not worked together as a group for an extended period of time. This may lead to changes in the execution of our business strategies and objectives as these new directors analyze our business and contribute to the formulation of our business strategies and objectives.

Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

In February 2016, our board of directors approved a stock repurchase program of up to $10.0 million. Since announcing the $10 million share repurchase program on February 18, 2016 through June 30, 2017, the Company acquired approximately 2.3 million shares of its common stock for $8.2 million, at an average price per share of $3.64. The timing and actual number of shares repurchased depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements such as our ability to effectuate a trading plan under the requirements of SEC Rule 10b5-1, an assessment by management and our board of directors of cash availability and other market conditions. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Sale of Unregistered Securities

None

b)	Use of Proceeds from Public Offering of Common Stock

None.

c)	Issuer Purchases of Equity Securities

On February 18, 2016, we announced a $10.0 million stock repurchase program. The repurchase program is subject to market conditions and other factors. Purchases under this repurchase program have been made in the open market and have complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The cost of the repurchased shares was funded from available working capital. Such repurchased shares are held in treasury and are presented using the cost method. As of June 30, 2017, we had purchased 2,268,478 shares of our common stock for $8.2 million at an average price of $3.64 per share. For accounting purposes, common stock repurchased under our Stock Repurchase Program is recorded based upon the purchase date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

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

Date: August 8, 2017

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