Form 10-Q
period 2017-09-30
YuMe Inc
filed 2017-11-08
CIK 1415624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, there were 34,946,078 shares of the Registrant’s common stock outstanding.

YuMe, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YuMe, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	As of September 30, 2017	As of December 31, 2016
		(1)
Assets
Current assets:
Cash and cash equivalents	$28,589	$34,700
Marketable securities	12,732	25,751
Accounts receivable, net	46,025	51,171
Prepaid expenses and other current assets	4,273	3,591
Total current assets	91,619	115,213
Marketable securities, long-term	—	5,241
Property, equipment and software, net	15,821	11,726
Goodwill	3,902	3,902
Restricted cash, non-current	739	710
Deposits and other assets	603	587
Total assets	$112,684	$137,379

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,839	$10,775
Dividends payable	1,045	—
Accrued digital media property owner costs	17,924	16,385
Accrued liabilities	12,124	12,192
Deferred revenue	102	132
Capital leases, current	1,819	8
Total current liabilities	41,853	39,492
Capital leases, non-current	703	13
Other long-term liabilities	707	631
Total liabilities	43,263	40,136

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock: $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized as of September 30, 2017 and December 31, 2016; 34,936,890 and 33,946,820 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	37	36
Treasury stock: 2,335,144 and 2,019,575 shares as of September 30, 2017 and December 31, 2016, respectively	(8,247)	(7,105)
Additional paid-in-capital	127,188	159,550
Accumulated deficit	(49,320)	(54,888)
Accumulated other comprehensive loss	(237)	(350)
Total stockholders’ equity	69,421	97,243
Total liabilities and stockholders’ equity	$112,684	$137,379

(1)

The condensed consolidated balance sheet data as of December 31, 2016 was derived from audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$35,037	$34,953	$114,309	$114,861
Cost of revenue	19,071	18,050	57,517	58,642
Gross profit	15,966	16,903	56,792	56,219
Operating expenses:
Sales and marketing	9,360	12,730	31,105	40,144
Research and development	1,719	2,850	6,025	8,462
General and administrative	4,733	5,877	14,232	17,954
Total operating expenses	15,812	21,457	51,362	66,560
Income (loss) from operations	154	(4,554)	5,430	(10,341)
Interest and other income (expense), net
Interest expense	(2)	(1)	(6)	(6)
Other income (expense), net	105	26	782	(146)
Total interest and other income (expense), net	103	25	776	(152)
Income (loss) before income taxes	257	(4,529)	6,206	(10,493)
Income tax expense (benefit)	261	(65)	638	55
Net income (loss)	$(4)	$(4,464)	$5,568	$(10,548)

Net income (loss) per share:
Basic	$(0.00)	$(0.13)	$0.16	$(0.31)
Diluted	$(0.00)	$(0.13)	$0.16	$(0.31)
Weighted-average shares used to compute net oncome (loss) per share:
Basic	34,661	34,314	33,846	34,524
Diluted	34,661	34,314	34,653	34,524

Cash dividends declared per share	$0.03	$—	$1.06	$—

See accompanying notes to condensed consolidated financial statements.

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(4)	$(4,464)	$5,568	$(10,548)
Other comprehensive income (loss):
Foreign currency translation adjustments	44	(12)	107	(69)
Change in fair value of marketable securities	12	(15)	6	84
Other comprehensive income (loss)	56	(27)	113	15
Comprehensive income (loss)	$52	$(4,491)	$5,681	$(10,533)

See accompanying notes to condensed consolidated financial statements.

YuMe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net income (loss)	$5,568	$(10,548)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,599	5,108
Stock-based compensation	3,281	6,638
Allowance for doubtful accounts receivable	438	825
Deferred income taxes	—	(158)
Amortization of premiums on marketable securities	17	246
Loss on disposal of fixed assets	39	1
Changes in operating assets and liabilities:
Accounts receivable	4,909	21,425
Prepaid expenses and other current assets	(634)	(979)
Deposits and other assets	3	(181)
Accounts payable	(1,935)	(3,023)
Accrued digital media property owner costs	1,539	(2,936)
Accrued liabilities	(135)	(3,674)
Deferred revenue	(30)	—
Other liabilities	76	598
Net cash provided by operating activities	17,735	13,342
Investing activities:
Purchases of property and equipment	(1,864)	(2,014)
Capitalized software development costs	(3,122)	(3,130)
Change in restricted cash	—	(33)
Purchases of marketable securities	(22,816)	(13,024)
Maturities of marketable securities	20,719	22,656
Sales of marketable securities	20,340	—
Net cash provided by investing activities	13,257	4,455
Financing activities:
Repayments of borrowings under capital leases	(947)	—
Proceeds from exercise of common stock options and employee stock purchase plan	1,384	1,070
Repurchases of common stock	(1,142)	(4,966)
Dividend payments	(35,562)	—
Cash used to net-share settle equity awards	(714)	(666)
Net cash used in financing activities	(36,981)	(4,562)
Effect of exchange rate changes on cash and cash equivalents	(122)	75
Change in cash and cash equivalents	(6,111)	13,310
Cash and cash equivalents—Beginning of period	34,700	17,859
Cash and cash equivalents—End of period	$28,589	$31,169
Supplemental disclosures of cash flow information
Cash paid for interest	$6	$—
Cash paid for income taxes	1,017	$499
Stock-based compensation capitalized for internal-use software	$289	$401
Non-cash investing and financing activities
Purchases of property and equipment recorded in accounts payable	—	$24
Purchases of property and equipment under capital lease obligations	$3,390	$25
Increase in dividends payable	$1,045	$—

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

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the interim periods stated.

Pending Transactions

On November 9, 2016, we announced the commencement of a comprehensive review of strategic alternatives and have engaged advisors related to such review. On September 4, 2017, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with RhythmOne PLC, a public limited company incorporated under the laws of England and Wales, Redwood Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of RhythmOne PLC and Redwood Merger Sub II, Inc., a Delaware corporation and a wholly owned subsidiary of RhythmOne PLC.

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein, RhythmOne PLC has agreed to commence an exchange offer (the “Offer”) to purchase all of the outstanding shares of common stock of the Company (the “YuMe Stock”), with each share of YuMe Stock accepted by Purchaser in the Offer to be exchanged for the right to receive (i) $1.70 in cash and (ii) 7.325 ordinary shares £0.01 each in the capital of RhythmOne PLC stock, plus cash in lieu of any fractional shares of RhythmOne PLC stock, in each case, without interest. If the conditions to the Offer are satisfied and the Offer closes, RhythmOne PLC would acquire any remaining YuMe Stock by a merger of RhythmOne PLC with and into YuMe (the “First Merger”), with YuMe surviving the First Merger. Immediately following the First Merger, YuMe, as the surviving company of the First Merger, will be merged with and into Merger Sub II (the “Second Merger”), with Merger Sub II surviving the Second Merger as a wholly owned subsidiary of RhythmOne PLC. As a result of the First and Second Mergers, it is expected that the former stockholders of YuMe will hold approximately 34% of RhythmOne PLC stock.

A copy of the Merger Agreement is included as an exhibit to a Form 8-K we filed on September 5, 2017, to report the Merger Agreement, and the references in this report to the Merger Agreement are qualified in their entirety by reference to the full text of the Merger Agreement.

Further, on September 4, 2017, in connection with the Merger Agreement, certain directors, officers and stockholders of YuMe, solely in their respective capacities as stockholders of YuMe, entered into a Tender and Support Agreement with RhythmOne PLC, Redwood Merger Sub I, Inc., and Redwood Merger Sub II, Inc. (the “Support Agreement”) which provides, among other things, that the stockholders will not sell or dispose of their YuMe Stock except to participate in the Offer and to tender their shares within 10 business days of the commencement of the Offer, and that, for a period of six months after the Effective Time, they will not sell, transfer or otherwise dispose of any RhythmOne Stock, options or RSUs.

        A copy of the Support Agreement is included as an exhibit to a Form 8-K we filed on September 5, 2017, to report the Support Agreement and the references in this report to the Support Agreement are qualified in their entirety by reference to the full text of the Support Agreement.

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

The Company’s restructuring accrual activity for the three months ended September 30, 2017 is summarized in the table below (in thousands):

Total
Restructuring accrual as of June 30, 2017 (1)	$18
Cash paid	(14)
Restructuring accrual as of September 30, 2017 (2)	$4

(1)	Consists of severance and post-employment COBRA insurance premiums included in accrued liabilities on the Company’s condensed consolidated balance sheet as of June 30, 2017.
(2)	Consists of severance and post-employment COBRA insurance premiums included in accrued liabilities on the Company’s condensed consolidated balance sheet as of September 30, 2017.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers.  In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standard, including identifying performance obligations. The new standard, as amended, is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The Company has completed an initial assessment to determine the impact on the Company’s condensed consolidated financial statements.  The Company intends to adopt the standard in the first quarter of 2018 applying the modified retrospective method. While the Company is continuing to assess all potential impacts of the new standard, the Company currently does not believe this standard will have a material impact on revenue or customer acquisition costs recognized in the Company's condensed consolidated financial statements.  The Company is in the process of evaluating the impact of the disclosure requirements relating to this standard.

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

Credit risk with respect to accounts receivable is dispersed due to the large number of advertising customers. Collateral is not required for accounts receivable. The Company performs ongoing credit evaluations of customers’ financial condition, periodically evaluates its outstanding accounts receivable and establishes an allowance for doubtful accounts receivable based on the Company’s historical experience, the current aging and circumstances of accounts receivable and general industry and economic conditions. Accounts receivable are written off by the Company when it has been determined that all available collection avenues have been exhausted. During the three months ended September 30, 2017 and 2016, the Company wrote-off $0.4 million and $0.1 million of bad debt, respectively. During the nine months ended September 30, 2017 and 2016, bad debt write-offs totaled $0.8 million and $0.4 million, respectively. If circumstances change, higher than expected bad debts may result in future write-offs that are greater than the Company’s estimates.

No customer accounted for 10% or more of the Company’s accounts receivable as of September 30, 2017 or December 31, 2016. One customer accounted for 12% of the company’s revenue in the three months ended September 30, 2017 and two customers accounted for 11% and 12% of the Company’s revenue in the nine months ended September 30, 2017, respectively.  One customer accounted for 10% of the Company's revenue in the three months ended September 30, 2016. No customers accounted for 10% or more of the Company’s revenue in nine months ended September 30, 2016.

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Allowance for doubtful accounts receivable:
Balance – beginning of period	$2,289	$1,890	$2,345	$1,961
Allowance for doubtful accounts receivable	77	638	438	825
Bad debt write-offs	(419)	(135)	(836)	(393)
Balance – end of period	$1,947	$2,393	$1,947	$2,393

3.	Cash, Cash Equivalents, Marketable Securities and Derivative Instruments

The Company’s cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase. Short- and long-term marketable securities are comprised of highly liquid available-for-sale financial instruments (primarily corporate, government and agency bonds, commercial paper and certificates of deposit) with final maturities of at least three months but no more than 24 months from the date of purchase. The Company values these securities based on pricing from pricing vendors who may use inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. As such, the Company classifies all of its marketable securities as having Level 2 inputs. None of the Company’s marketable securities were in a continuous loss position for over twelve months as of September 30, 2017.

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

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The cost, gross unrealized gains and losses and fair value of the Company’s marketable securities and foreign currency forward contracts consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(2)	(2)
September 30, 2017:
Cash	$25,647	$—	$—	$25,647
Cash equivalents:
Money market funds	2,942	—	—	2,942
Total cash and cash equivalents	28,589	—	—	28,589
Marketable securities:
Government bonds	12,750	—	(18)	12,732
Total marketable securities	12,750	—	(18)	12,732
Total cash, cash equivalents and marketable securities	$41,339	$—	$(18)	$41,321

Foreign currency forward contracts, net (1)	$—	$72	$—	$72

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(2)	(2)
December 31, 2016:
Cash	$22,750	$—	$—	$22,750
Cash equivalents:
Money market funds	10,653	—	—	10,653
Commercial paper	1,297	—	—	1,297
Total cash and cash equivalents	34,700	—	—	34,700
Marketable securities:
Corporate bonds	16,780	—	(17)	16,763
Government and agency bonds	9,050	1	(8)	9,043
Commercial paper	5,186	—	—	5,186
Total marketable securities	31,016	1	(25)	30,992
Total cash, cash equivalents and marketable securities	$65,716	$1	$(25)	$65,692

Foreign currency forward contracts, net (1)	$—	$11	$(16)	$(5)

(1)	Included in “Accrued liabilities” in the accompanying condensed consolidated balance sheet as of September 30, 2017 and December 31, 2016.
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

The following tables present information about the Company’s money market funds, marketable securities and foreign currency forward contracts, measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Fair Value Measurements at September 30, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$2,942	$—	$—	$2,942
Total cash equivalents (1)	$2,942	$—	$—	$2,942

Marketable securities:
Government bonds	—	12,732	—	12,732
Total marketable securities	$—	$12,732	$—	$12,732

Foreign currency forward contracts, net (2)	$—	$72	$—	$72

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$10,653	$—	$—	$10,653
Commercial paper	—	1,297	—	1,297
Total cash equivalents (1)	$10,653	$1,297	$—	$11,950

Marketable securities:
Corporate bonds	$—	$16,763	$—	$16,763
Government and agency bonds	—	9,043	—	9,043
Commercial paper	—	5,186	—	5,186
Total marketable securities	$—	$30,992	$—	$30,992

Foreign currency forward contracts, net (2)	$—	$(5)	$—	$(5)

(1)	Included in “Cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of September 30, 2017 and December 31, 2016.
(2)	Included in “Accrued liabilities” in the accompanying condensed consolidated balance sheet as of September 30, 2017 and December 31, 2016.

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

The Company expects to continue to realize gains or losses with respect to its foreign currency exposures, net of gains or losses from its foreign currency forward contracts. The Company’s ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that it enters into, the currency exchange rates associated with these exposures and changes in those rates, the net realized gain or loss on its foreign currency forward contracts and other factors. As of September 30, 2017, the notional amount and the aggregate fair value of the forward contracts the Company held to purchase U.S. dollars in exchange for British pounds and euros was $4.4 million. Net foreign exchange transaction gains (losses) relating to the Company’s British pound sterling and euro forward contracts are included in other income (expense), net in the Company’s condensed consolidated statements of operations. For the three months ended September 30, 2017 and 2016, net foreign exchange transaction losses included in other expense, net in the Company’s condensed consolidated statements of operations were $(0.2) million and $11 thousand, respectively, relating to the Company’s British pound sterling and euro forward contracts. For the nine months ended September 30, 2017 and 2016, net foreign exchange transaction losses included in other expense, net in the Company’s condensed consolidated statements of operations were $(0.5) million and $0.4 million, respectively, relating to the Company’s British pound sterling and euro forward contracts.

6.	Commitments and Contingencies

Leases

The Company leases office facilities under various non-cancellable operating leases that expire on various dates through September 2027. Rent expense under operating leases totaled $0.8 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively, and totaled $2.5 million for each of the nine-month periods ended September 30, 2017 and 2016. The Company also has capital lease obligations that mature over various dates through July 2020. During the nine months ended September 30, 2017, the Company entered into several new capital lease obligations for computer equipment for a total of approximately $3.4 million that have lease terms ranging from one to three years.

Purchase Commitments

During the normal course of business, to secure adequate ad inventory and impressions for its sales arrangements, the Company enters into agreements with digital media property owners that require the Company to purchase a minimum number of impressions on a monthly or quarterly basis. Purchase commitments as of September 30, 2017 expire on various dates through December 2017.

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

On August 8, 2017, the Company announced a quarterly cash dividend in the amount of $0.03 per common share. This quarterly cash dividend was paid on October 9, 2017, to stockholders of record as of the close of business on September 29, 2017. The Company recorded $1.0 million in “Dividends payable” in its condensed consolidated balance sheet as of September 30, 2017.

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

Preferred Stock

In association with the Company’s initial public offering in 2013 (“IPO”), the board of directors authorized the Company to issue up to 20,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2017 and December 31, 2016 no shares of preferred stock were outstanding.

Common Stock

At September 30, 2017 and December 31, 2016 there were 34,936,890 and 33,946,820 shares of common stock issued and outstanding, respectively. The following table summarizes common stock activity during the nine months ended September 30, 2017:

Number of Shares
Outstanding at December 31, 2016	33,946,820
Option exercises	229,222
RSUs released, net of shares withheld for taxes	797,330
Common stock issued in connection with employee stock purchase plan	279,087
Repurchases of common stock	(315,569)
Outstanding at September 30, 2017	34,936,890

Treasury Stock

In addition to the 315,569 shares repurchased during the nine months ended September 30, 2017, the Company repurchased 1,952,909 shares in 2016 representing a total of 2,268,478 shares repurchased under the Company’s Stock Repurchase Program. See Stock Repurchase Program below for additional information regarding the Company’s stock repurchases. Additionally, the Company holds 66,666 shares of treasury stock related to the acquisition of Crowd Science, for a total of 2,335,144 shares of treasury stock as of September 30, 2017. Treasury stock is carried at cost and could be re-issued if the Company determined to do so.

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

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In July 2013, the Company adopted a 2013 Equity Incentive Plan (the “2013 Plan”) which became effective on August 6, 2013. The 2013 Plan serves as the successor equity compensation plan to the 2004 Plan. The 2013 Plan will terminate on July 23, 2023. The 2013 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance stock awards, restricted stock units (“RSUs”), stock bonus awards and performance cash awards to employees, directors and consultants. Stock options granted must be at prices not less than 100% of the fair market value at date of grant. Option vesting schedules are determined by the Company at the time of issuance and they generally vest at 25% on the first anniversary of the grant (or the employment or service commencement date) and monthly over the next 36 months. Options generally expire ten years from the date of grant unless the optionee is a 10% stockholder, in which case the term will be five years from the date of grant. Unvested options exercised are subject to the Company’s repurchase right. The Company initially reserved 2,000,000 shares of its common stock for issuance under the 2013 Plan, and shares reserved for issuance increase January 1 of each year by the lesser of (i) 5% of the number of shares issued and outstanding on December 31 immediately prior to the date of increase or (ii) such number of shares as may be determined by the board of directors. As of January 1, 2017, the board of directors determined the 2013 Plan had a sufficient number of shares reserved for the next twelve months and did not increase the shares reserved as of that date.

The following table summarizes option activity:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1) (in thousands)
Balance at December 31, 2016	3,754	$5.08	4.96	$1,671
Granted	45	$4.19
Exercised	(229)	$2.09
Canceled and forfeited	(329)	$5.86
Balance at September 30, 2017	3,241	$5.20	3.95	$1,423
Vested as of September 30, 2017 and expected to vest thereafter (2)	3,221	$5.20	3.91	$1,416
Vested and exercisable as of September 30, 2017	3,114	$5.21	3.78	$1,396

(1)	The aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding in-the-money options as of those dates.
(2)	Options expected to vest reflect an estimated forfeiture rate.

The weighted average grant date fair value of options granted during both the three and nine months ended September 30, 2017 and 2016 was $2.61 and $1.93, respectively. The aggregate intrinsic value represents the difference between the market value of the Company’s common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was not material for the three months ended September 30, 2017 and was $0.7 million for the nine months ended September 30, 2017. The total intrinsic value of options exercised during the three and nine months ended September 30, 2016 was not material.

The following table summarizes restricted stock unit activity:

	Number of Shares (in thousands)	Weighted Average Fair Value at Grant	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1) (in thousands)
Balance at December 31, 2016	1,678	$4.19	1.05	$6,663
Granted	1,067	$3.66
Released	(913)	$4.33
Canceled and forfeited	(438)	$3.86
Balance at September 30, 2017	1,394	$3.79	1.28	$6,455

(1)	The intrinsic value of RSUs is based on the Company’s closing stock price as reported by the New York Stock Exchange on December 31, 2016 and September 30, 2017.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The total grant date fair value of restricted stock units vested during the three-month periods ended September 30, 2017 and 2016 was $1.1 million and $2.7 million, respectively. The total grant date fair value of restricted stock units vested during the nine-month periods ended September 30, 2017 and 2016 was $4.0 million and $5.7 million, respectively. All of the Company’s RSUs that were released during the nine months ended September 30, 2017 and 2016 were net share settled. As such, upon each release date, RSUs were withheld to cover the required withholding tax, which is based on the value of the RSU on the release date as determined by the closing price of the Company’s common stock on the trading day of the settlement date. The remaining amounts are delivered to the recipient as shares of Company common stock.

Employee Stock Purchase Plan

In July 2013, the Company adopted a 2013 Employee Stock Purchase Plan (the “2013 Purchase Plan”) that became effective on August 6, 2013. The 2013 Purchase Plan is designed to enable eligible employees to periodically purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. Purchases are accomplished through participation in discrete offering periods. The 2013 Purchase Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. The Company initially reserved 500,000 shares of its common stock for issuance under the 2013 Purchase Plan and shares reserved for issuance increase January 1 of each year by the lesser of (i) a number of shares equal to 1% of the total number of outstanding shares of common stock on December 31 immediately prior to the date of increase or (ii) such number of shares as may be determined by the board of directors. In August 2017, the Company’s board of directors approved an addendum to the 2013 Purchase Plan requiring each participant to retain their shares purchased for a period of at least 90 calendar days after the purchase date beginning with the February 2018 purchase period.

The fair value of stock purchased through the 2013 Purchase Plan is estimated on the first trading day of the offering period using the Black-Scholes option valuation model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation, including the volatility of the Company’s common stock, a risk-free interest rate, expected dividends, and estimated forfeitures. To the extent actual results differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. Volatility is based on an average of the historical volatilities of the common stock of a group of entities with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for -month treasury notes corresponding with the length of the offering period. Expected forfeitures are based on the Company’s historical experience.

The expected term of ESPP shares is the average of the remaining purchase periods under each offering period. The assumptions used to value employee stock purchase rights were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017			2016
Expected term (years)	0.50	0.50		0.50			0.50
Volatility	47%	56%	47%	-	56%		56%
Risk-free interest rate	1.11%	0.44%	0.44%	-	1.11%	0.44%	-	0.45%
Dividend yield	2.86%	—		2.86%			—

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

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

No shares of the Company’s stock were repurchased during the three months ended September 30, 2017. Stock repurchase activity under the Company’s stock repurchase program during the nine months ended September 30, 2017 is summarized as follows (in thousands, except share and per share amounts):

	Total Number of Shares Repurchased	Average Price Paid per Share (1)	Amount of Repurchase
Cumulative balance at December 31, 2016	1,952,909	$3.64	$7,105
Repurchases of common stock	315,569	$3.62	1,142
Cumulative balance at September 30, 2017	2,268,478	$3.64	$8,247
(1)	Average price paid per share includes commission.

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

On August 8, 2017, the Company announced a quarterly cash dividend in the amount of $0.03 per common share. This quarterly cash dividend was paid on October 9, 2017, to stockholders of record as of the close of business on September 29, 2017. The Company recorded $1.0 million in “Dividends payable” in its condensed consolidated balance sheet as of September 30, 2017.

Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s board of directors.

Shares Reserved for Future Issuance

At September 30, 2017 and December 31, 2016, the Company had reserved the following shares of common stock for future issuance:

	September 30, 2017	December 31, 2016
Common stock reserved:
Common stock options	3,241,110	3,754,122
Restricted stock units	1,394,268	1,678,448
Shares available for future issuance under the 2013 Plan	4,722,894	4,952,254
Employee stock purchase plan	396,372	335,984
	9,754,644	10,720,808

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

The fair value of options granted to employees in the three and nine months ended September 30, 2017 and 2016 was determined using the Black-Scholes option valuation model with the following assumptions:

	Three and Nine Months Ended September 30, 2017	Three and Nine Months Ended September 30, 2016
Expected term (years)	6.00	6.00
Volatility	47.0%	56.0%
Risk-free interest rate	1.965%	1.895%
Dividend yield	2.86%	—
Weighted-average fair value	$2.61	$1.93

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the effects of stock-based compensation related to vesting stock-based awards included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$26	$49	$95	$144
Sales and marketing	237	706	1,128	2,152
Research and development (1)	142	304	535	924
General and administrative	123	1,078	1,523	3,418
Total employee stock-based compensation	$528	$2,137	$3,281	$6,638

(1)

Excludes $85,000 and $126,000 of stock-based compensation expense that was capitalized as part of internal-use software development costs for the three months ended September 30, 2017 and 2016, respectively. Excludes $289,000 and $401,000 of stock-based compensation expense that was capitalized as part of internal-use software development costs for the nine months ended September 30, 2017 and 2016, respectively.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options during the three and nine months ended September 30, 2016. An immaterial amount of income tax benefit was recognized in the three and nine months ended September 30, 2017 for the sale of employee stock acquired through the 2013 Purchase Plan. As of September 30, 2017, there was $4.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards, which will be recognized over a weighted average period of 2.08 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

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

The Company’s provision for income taxes consists of federal and state income taxes in the U.S. and income taxes in certain foreign jurisdictions, deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the realization of net operating loss carryforwards. For the three and nine months ended September 30, 2017, income tax expense was primarily related to alternative minimum tax, state minimum taxes and taxes due in foreign jurisdictions. For the three and nine months ended September 30, 2016, income tax expense was primarily related to state minimum taxes and taxes due in foreign jurisdictions.

The following table summarizes our income tax expense (benefit) and our effective tax rates for the three and nine months ended September 30, 2017 and 2016 (in thousands, except effective tax rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income (loss) before income taxes	$257	$(4,529)	$6,206	$(10,493)
Income tax expense (benefit)	$261	$(65)	$638	$55
Effective tax rate	101.6%	1.4%	10.3%	(0.5)%

A valuation allowance is provided when it is more likely than not that the Company’s deferred tax assets will not be realized. The Company’s practice is to establish a full valuation allowance to offset domestic net deferred tax assets. At December 31, 2016, consistent with prior periods, the Company concluded that a full valuation allowance was required on its domestic net domestic deferred tax assets due to the uncertainty of realizing future tax benefits from the Company’s net operating loss carryforwards and other deferred tax assets. As of September 30, 2017, the Company continues to view this conclusion as appropriate.

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company periodically assesses the likelihood that it will be able to recover our net deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, the Company concluded that a full valuation allowance against its net U.S. deferred tax assets should be applied as of September 30, 2017. To the extent the Company determines that all or a portion of our valuation allowance is no longer necessary, the Company will recognize an income tax benefit in the period this determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current tax provision. These events could have a material impact on the Company's reported results of operations.

9.	Net Income (Loss) per Share

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

Net Income (Loss) per Share Attributable to Common Stockholders	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$(4)	$(4,464)	$5,568	$(10,548)

Denominator:
Weighted-average shares used in computing net income (loss) per share:
Basic	34,661	34,314	33,846	34,524
Weighted-average effect of potentially dilutive shares:
Stock options	—	—	293	—
Restricted stock units	—	—	488	—
Employee stock purchase plan	—	—	26	—
Diluted	34,661	34,314	34,653	34,524
Net income (loss) per share:
Basic	$(0.00)	$(0.13)	$0.16	$(0.31)
Diluted	$(0.00)	$(0.13)	$0.16	$(0.31)

The following weighted-average equity shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	1,750	4,084	3,064	4,235
Restricted stock units	10	562	5	507
Employee stock purchase plan	—	31	3	52
	1,760	4,677	3,072	4,794

YuMe, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Segments and Geographical Information

The Company considers operating segments to be components of the Company in which separate financial information is available that is reviewed regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in evaluating performance. The chief operating decision maker for the Company is the Chief Executive Officer. The Company has only one business activity and one operating and reporting segment. There are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated level. The Company reported $0.1 million and $0.2 million of interest income during the three months ended September 30, 2017 and 2016, respectively, and reported $0.4 million and $0.5 million of interest income during the nine months ended September 30, 2017 and 2016, respectively. The following table summarizes total revenue generated through sales personnel employed in the respective locations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Domestic	$32,850	$32,584	$107,689	$105,494
Foreign	2,187	2,369	6,620	9,367
Total revenue	$35,037	$34,953	$114,309	$114,861

The Company’s long-lived assets are primarily located in the United States.

11.	Subsequent Event

On October 2, 2017, the Company approved a plan to restructure and streamline certain of its operations to further reduce the Company’s operating expenses and streamline and focus its European operations on its programmatic business. The Company anticipates that the restructuring plan will focus on its operations in the United Kingdom, will be implemented before the end of the first quarter of 2018 and is currently expected to result in fourth quarter 2017 cost savings between approximately $0.4 million and $0.6 million. The main elements of the Company’s restructuring plan include a workforce reduction and real estate consolidation focused in the United Kingdom.

As part of the restructuring plan, the Company expects to reduce its workforce by approximately 3% by the end of 2017. The changes to the workforce will be governed by local legal requirements, as appropriate. In the fourth quarter of 2017, the Company currently expects the workforce reduction to result in one-time severance costs of approximately $0.2 million and all other actions under the plan, including the real estate consolidation, to result in costs between approximately $0.1 million and $0.3 million.

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

Forward Looking Information

This Quarterly Report on Form 10-Q including but not limited to statements about the Merger Agreement and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The statements that are not purely historical fact are forward-looking statements and are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this section and those discussed in the section titled “Risk Factors” included under Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2016. Furthermore, such forward-looking statements speak only as of the date of this report. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our customers primarily consist of large global brands and their advertising agencies. We generate revenue by delivering digital video ads on internet-connected devices. Our ads run when users choose to view video content on their devices. Advertising campaigns occur when customers submit orders to us directly through our programmatic software or in a managed service and we fulfill those orders by delivering their digital video ads to audiences available through digital media properties and third party ad exchanges. Advertising customers typically pay us on a cost-per-thousand (“CPM”) basis, of which we generally pay digital media property owners a negotiated percentage. In cases where our programmatic buying platform is used by our advertising customers to source inventory from a third party ad exchange, we may collect a transaction fee. During the three months ended September 30, 2017, we had 410 customers, including 54 of the top 100 U.S. advertisers as ranked by Advertising Age magazine in 2016 (“the AdAge 100”), such as American Express, AT&T, GlaxoSmithKline, Home Depot and McDonald’s.

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

On October 2, 2017, our board of directors approved a plan to restructure and streamline certain of our operations to further reduce our operating expenses and streamline and focus our European operations on our programmatic business. We anticipate that the restructuring plan will focus on our operations in the United Kingdom, will be implemented before the end of the first quarter of 2018 and is currently expected to result in fourth quarter 2017 cost savings between approximately $0.4 million and $0.6 million. The main elements of our restructuring plan include a workforce reduction and real estate consolidation focused in the United Kingdom.

As part of the restructuring plan, we expect to reduce our workforce by an additional 3% by the end of 2017. The changes to the workforce will be governed by local legal requirements, as appropriate. In the fourth quarter of 2017, we currently expect the workforce reduction to result in one-time severance costs of approximately $0.2 million and all other actions under the plan, including the real estate consolidation, to result in costs between approximately $0.1 million and $0.3 million.

On November 9, 2016, we announced the commencement of a comprehensive review of strategic alternatives and engaged advisors related to such review. On September 4, 2017, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with RhythmOne PLC, a public limited company incorporated under the laws of England and Wales, Redwood Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of RhythmOne PLC and Redwood Merger Sub II, Inc., a Delaware corporation and a wholly owned subsidiary of RhythmOne PLC.

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein, RhythmOne PLC has agreed to commence an exchange offer (the “Offer”) to purchase all of the outstanding shares of common stock of the Company (the “YuMe Stock”), with each share of YuMe Stock accepted by Purchaser in the Offer to be exchanged for the right to receive (i) $1.70 in cash and (ii) 0.7325 ordinary shares £0.01 each in the capital of RhythmOne PLC stock, plus cash in lieu of any fractional shares of RhythmOne PLC stock, in each case, without interest. If the conditions to the Offer are satisfied and the Offer closes, RhythmOne PLC would acquire any remaining YuMe Stock by a merger of RhythmOne PLC with and into YuMe (the “First Merger”), with YuMe surviving the First Merger. Immediately following the First Merger, YuMe, as the surviving company of the First Merger, will be merged with and into Merger Sub II (the “Second Merger”), with Merger Sub II surviving the Second Merger as a wholly owned subsidiary of RhythmOne PLC. As a result of the First and Second Mergers, it is expected that the former stockholders of YuMe will hold approximately 34% of RhythmOne PLC stock.

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

On August 8, 2017, we announced a quarterly cash dividend in the amount of $0.03 per common share. This quarterly cash dividend was paid on October 9, 2017, to stockholders of record as of the close of business on September 29, 2017. We recorded $1.0 million in “Dividends payable” in our condensed consolidated balance sheet as of September 30, 2017.

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

Goodwill

As of September 30, 2017 goodwill recorded on our condensed consolidated balance sheet totaled $3.9 million. YuMe, Inc. is a single reporting unit for the purposes of reviewing impairment and recoverability of goodwill. Goodwill is not amortized, but is tested for impairment at least annually or as circumstances indicate the value may no longer be recoverable. We evaluate goodwill for impairment annually in the fourth quarter of our fiscal year as of December 31, or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a decrease in market capitalization, increasing cost structure, a significant adverse change in customer demand or business climate that could affect the value of goodwill, a significant decrease in expected cash flows, restructuring activities undertaken to reduce increasing future operating expenses, the loss of key personnel, whether voluntarily or involuntarily, and/or a decline revenue forecasts. If we determine any of these qualitative triggering events exist, or that in aggregate they might indicate a goodwill impairment exists, we would then proceed to performing the two-step goodwill impairment test as needed to determine if an impairment exists. As of December 31, 2016, we performed the first step of the goodwill impairment test and determined that the fair value of our goodwill was greater than its carrying value and no impairment of goodwill existed.

Recent Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers.  In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standard, including identifying performance obligations. The new standard, as amended, is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. We have completed an initial assessment to determine the impact on our condensed consolidated financial statements.  We intend to adopt the standard in the first quarter of 2018 applying the modified retrospective method. While we are continuing to assess all potential impacts of the new standard, we currently do not believe this standard will have a material impact on revenue or customer acquisition costs recognized in our condensed consolidated financial statements.  We are in the process of evaluating the impact of the disclosure requirements relating to this standard.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Condensed Consolidated Statements of Operations Data:	(dollars in thousands)
Revenue	$35,037	100.0%	$34,953	100.0%	$114,309	100.0%	$114,861	100.0%
Cost of revenue	19,071	54.4	18,050	51.6	57,517	50.3	58,642	51.1
Gross profit	15,966	45.6	16,903	48.4	56,792	49.7	56,219	48.9
Operating expenses
Sales and marketing	9,360	26.7	12,730	36.4	31,105	27.2	40,144	35.0
Research and development	1,719	4.9	2,850	8.2	6,025	5.3	8,462	7.4
General and administrative	4,733	13.5	5,877	16.8	14,232	12.5	17,954	15.6
Total operating expenses	15,812	45.1	21,457	61.4	51,362	44.9	66,560	58.0
Income (loss) from operations	154	0.4	(4,554)	(13.0)	5,430	4.8	(10,341)	(9.0)
Income (loss) before income taxes	257	0.7	(4,529)	(13.0)	6,206	5.4	(10,493)	(9.1)
Net income (loss)	$(4)	(0.0)%	$(4,464)	(12.8)%	$5,568	4.9%	$(10,548)	(9.2)%

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
Revenue	$35,037	$34,953	$84	0.2%	$114,309	$114,861	$(552)	(0.5)%

For the three months ended September 30, 2017, revenue increased $0.1 million, or 0.2%, compared to the three months ended September 30, 2016. The increase in revenue was primarily driven by a $0.3 million increase in domestic revenue, partially offset by a $0.2 million decrease in international revenue. We had 410 advertising customers during the three months ended September 30, 2017, a decrease of 6.4%, compared to 438 during the three months ended September 30, 2016. The average revenue per advertising customer for the three months ended September 30, 2017 was $84,600, an increase of 7.8%, compared to $78,400 for the three months ended September 30, 2016. The increase in average revenue per advertising customer was primarily the result of the decrease in the number of new advertising customers, which tend to deploy smaller digital video advertising budgets through our solutions, while established customers may be more likely to maintain advertising spend consistent with prior quarters. Our top 20 advertising customers for the three months ended September 30, 2017 accounted for $16.7 million, or 47.7%, of our revenue, compared to $15.8 million, or 45.3%, of our revenue for the three months ended September 30, 2016.

For the nine months ended September 30, 2017, revenue decreased $0.6 million, or 0.5%, compared to the nine months ended September 30, 2016. The decrease in revenue was primarily driven by a $2.7 million decrease in international revenue, partially offset by a $2.2 million increase in domestic revenue. We had 638 advertising customers during the nine months ended September 30, 2017, a decrease of 13.9%, compared to 741 during the nine months ended September 30, 2016. The average revenue per advertising customer for the nine months ended September 30, 2017 was $176,900, an increase of 16.4%, compared to $151,900 for the nine months ended September 30, 2016. The increase in average revenue per advertising customer was primarily the result of the decrease in the number of new advertising customers, which tend to deploy smaller digital video advertising budgets through our solutions, while established customers may be more likely to maintain advertising spend consistent with prior periods. Our top 20 advertising customers for the nine months ended September 30, 2017 accounted for $51.6 million, or 45.1%, of our revenue, compared to $50.1 million, or 43.6%, of our revenue for the nine months ended September 30, 2016.

Cost of Revenue and Gross Profit

Our cost of revenue primarily consists of costs incurred with digital media property owners, typically under revenue-sharing arrangements. We refer to these costs as traffic acquisition costs. Generally, we incur traffic acquisition costs in the period the advertising impressions are delivered. In limited circumstances, we incur costs based on minimum guaranteed impressions. Cost of revenue also includes ad delivery costs such as labor and related costs, depreciation and amortization related to acquired technologies, internally developed software and data center assets, and Internet access costs. These expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized. As a percentage of revenue, we expect cost of revenues, including our traffic acquisition costs, to be in the 48% to 52% range in 2017.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Cost of revenue	$19,071	$18,050	$1,021	5.7%	$57,517	$58,642	$(1,125)	(1.9)%
Percent of revenue	54.4%	51.6%			50.3%	51.1%
Gross profit	$15,966	$16,903	$(937)	(5.5)%	$56,792	$56,219	$573	1.0%
Percent of revenue	45.6%	48.4%			49.7%	48.9%

For the three months ended September 30, 2017, cost of revenue increased $1.0 million, or 5.7%, compared to the three months ended September 30, 2016. The increase was primarily attributable to a $0.8 million increase in traffic acquisition costs, third party service and ad delivery costs as a result of the cost mix of advertising products delivered for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. Additionally, other cost of revenue increased $0.2 million. For the three months ended September 30, 2017, cost of revenue, as a percentage of revenue, increased 2.8% to 54.4% from 51.6% for the three months ended September 30, 2016, primarily as a result of inventory pricing for the mix of advertising products we delivered.

For the nine months ended September 30, 2017, cost of revenue decreased $1.1 million, or 1.9%, compared to the nine months ended September 30, 2016. The decrease was primarily attributable to a $1.9 million decrease in traffic acquisition costs, third party service and ad delivery costs as a result of a favorable cost mix of advertising products delivered for the nine months ended September 30, 2017, especially earlier in the period, compared to the nine months ended September 30, 2016. This decrease was partially offset by a $0.6 million increase in data center depreciation expense and a $0.2 million increase in other costs of revenue. For the nine months ended September 30, 2017, cost of revenue, as a percentage of revenue, decreased 0.8% to 50.3% from 51.1% for the nine months ended September 30, 2016, primarily as a result of favorable inventory pricing mix for the mix of advertising products we delivered, especially earlier in the period.

Sales and Marketing

We sell to our customers primarily through our direct sales force personnel, who have established relationships with major advertising agencies and direct relationships with advertisers. Our sales and marketing expenses primarily consist of salaries, benefits, stock-based compensation, travel and entertainment expenses, and incentive compensation for our sales and marketing employees. Sales and marketing expenses also include promotional, advertising and public relations costs, as well as depreciation, facilities and other supporting overhead costs. In absolute dollars and as a percentage of revenue, we expect sales and marketing expenses to decline in 2017 compared to 2016 as a result of our restructuring activities that we announced in November 2016 and October 2017 and from a decrease in discretionary spending for marketing and advertising.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Sales and marketing	$9,360	$12,730	$(3,370)	(26.5)%	$31,105	$40,144	$(9,039)	(22.5)%
Percent of revenue	26.7%	36.4%			27.2%	35.0%

For the three months ended September 30, 2017, sales and marketing expenses decreased $3.4 million, or 26.5%, compared to the three months ended September 30, 2016. The decrease was primarily attributable to a decrease of $2.5 million in employee compensation, benefits and other employee-related expenses, including stock-based compensation, primarily due to a decrease in the number of employees within our sales and marketing organization resulting from our restructuring activities announced in November 2016. Additionally, other sales and marketing expenses including advertising, promotions, tradeshows, sponsorships and consulting services, decreased $0.9 million primarily as a result of a decrease in discretionary marketing and advertising spending. For the three months ended September 30, 2017, sales and marketing expenses, as a percentage of revenue, decreased by 9.7% to 26.7% from 36.4% for the three months ended September 30, 2016, primarily as a result of the decrease in the number of sales and marketing employees and a decrease in discretionary marketing and advertising spending.

For the nine months ended September 30, 2017, sales and marketing expenses decreased $9.0 million, or 22.5%, compared to the nine months ended September 30, 2016. The decrease was primarily attributable to a decrease of $6.2 million in employee compensation, benefits and other employee-related expenses, including stock-based compensation, primarily due to a decrease in the number of employees within our sales and marketing organization resulting from our restructuring activities announced in November 2016. Additionally, other sales and marketing expenses including advertising, promotions, tradeshows, sponsorships and consulting services, decreased $2.8 million primarily as a result of a decrease in discretionary marketing and advertising spending. For the nine months ended September 30, 2017, sales and marketing expenses, as a percentage of revenue, decreased by 7.8% to 27.2% from 35.0% for the nine months ended September 30, 2016, primarily as a result of the decrease in the number of sales and marketing employees and a decrease in discretionary marketing and advertising spending.

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

As of September 30, 2017 and 2016, we had 139 and 147 research and development employees, respectively. As of September 30, 2017, 112 research and development employees were located in our Chennai and Pune, India offices. We expect research and development expenses to decrease in 2017 compared to 2016 in both absolute dollars and as a percentage of revenue as a result of our restructuring activities that we announced in November 2016 and October 2017 and as a result of a decrease in other ongoing spending.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Research and development	$1,719	$2,850	$(1,131)	(39.7)%	$6,025	$8,462	$(2,437)	(28.8)%
Percent of revenue	4.9%	8.2%			5.3%	7.4%

For the three months ended September 30, 2017, research and development expenses decreased $1.1 million, or 39.7%, compared to the three months ended September 30, 2016. The decrease was attributable to a $0.7 million decrease in equipment maintenance and support. Additionally, employee compensation, benefits and other employee-related expenses, including stock-based compensation, decreased $0.4 million as a result of a decrease in the number of employees within our research and development organization due to our restructuring activities. For the three months ended September 30, 2017, research and development expenses, as a percentage of revenue, decreased by 3.3% to 4.9% from 8.2% for the three months ended September 30, 2016, primarily as a result of the decreases in equipment maintenance and support and employee compensation, benefits and other employee-related expenses, including stock-based compensation.

For the nine months ended September 30, 2017, research and development expenses decreased $2.4 million, or 28.8%, compared to the nine months ended September 30, 2016. The decrease was attributable to a $1.4 million decrease in equipment maintenance and support and a $0.2 million decrease in depreciation and amortization. Additionally, employee compensation, benefits and other employee-related expenses, including stock-based compensation, decreased $0.8 million as a result of a decrease in the number of employees within our research and development organization due to our restructuring activities. For the nine months ended September 30, 2017, research and development expenses, as a percentage of revenue, decreased by 2.1% to 5.3% from 7.4% for the nine months ended September 30, 2016, primarily as a result of the decreases in equipment maintenance and support and employee compensation, benefits and other employee-related expenses, including stock-based compensation.

General and Administrative

Our general and administrative expenses primarily consist of salaries, benefits and stock-based compensation for our executive, finance, legal, human resources and other administrative employees. General and administrative expenses also include outside consulting, legal and accounting services, and facilities and other supporting overhead costs. We expect general and administrative expenses to decrease in 2017 compared to 2016 in both absolute dollars and as a percentage of revenue due to our restructuring activities that we announced in November 2016 and October 2017 and from a decrease in other ongoing spending.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
General and administrative	$4,733	$5,877	$(1,144)	(19.5)%	$14,232	$17,954	$(3,722)	(20.7)%
Percent of revenue	13.5%	16.8%			12.5%	15.6%

For the three months ended September 30, 2017, general and administrative expenses decreased $1.1 million, or 19.5%, compared to the three months ended September 30, 2016. The decrease was primarily attributable to a $1.6 million decrease in employee compensation, benefits and other employee-related expenses as a result of our restructuring activities. Partially offsetting this decrease was an increase of $0.5 million in other general and administrative expenses, including legal expenses as a result of our merger activities in the three months ended September 30, 2017. For the three months ended September 30, 2017, general and administrative expenses, as a percentage of revenue, decreased by 3.3% to 13.5% from 16.8% for the three months ended September 30, 2016, primarily as a result of the decrease in employee compensation, benefits and other employee-related expenses.

For the nine months ended September 30, 2017, general and administrative expenses decreased $3.7 million, or 20.7%, compared to the nine months ended September 30, 2016. The decrease was primarily attributable to a $3.2 million decrease in employee compensation, benefits and other employee-related expenses as a result of our restructuring activities. Additionally, other general and administrative expenses, including legal and third-party consulting services, decreased $0.5 million primarily as a result of expenses relating to our 2016 proxy contest which occurred during the nine months ended September 30, 2016. For the nine months ended September 30, 2017, general and administrative expenses, as a percentage of revenue, decreased by 3.1% to 12.5% from 15.6% for the nine months ended September 30, 2016, primarily as a result of the decrease in employee compensation, benefits and other employee-related expenses.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest income earned on our cash equivalents and marketable securities, interest expense on our capital lease obligations, accretion and amortization on marketable securities, gains and losses on our derivative instruments and foreign exchange gains and losses.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change $	2017	2016	Change $
	(in thousands)
Interest income	$79	$147	$(68)	$349	$485	$(136)
Interest expense	(2)	(1)	(1)	(6)	(6)	—
Accretion and amortization on marketable securities	—	(66)	66	(19)	(244)	225
Transaction gain (loss) on foreign exchange	253	(66)	319	986	(742)	1,728
Gain (loss) on derivative instruments	(186)	11	(197)	(492)	357	(849)
Loss on disposal of asset	(40)	—	(40)	(42)	(2)	(40)
Other non-operating income (loss), net	(1)	—	(1)	—	—	—
Interest and other income (expense), net	$103	$25	$78	$776	$(152)	$928

For the three months ended September 30, 2017, interest and other income (expense), net was $0.1 million compared to $25 thousand for the three months ended September 30, 2016. The change was primarily due to a net gain of $0.1 million during the three months ended September 30, 2017 in foreign transaction exchange and derivative instrument gains/(losses) as a result of fluctuations in the U.S. dollar against the British pound sterling and euro, compared to a net loss of $(0.1) million during the three months ended September 30, 2016. In addition, we realized $0.1 million of accretion and amortization expense on our marketable securities during the three months ended September 30, 2016, compared to no accretion and amortization expense during the three months ended September 30, 2017, as we reduced our investments in marketable securities in June 2017 to raise cash for our dividends payable to common stockholders on July 7, 2017. Our investments in derivative instruments are intended to mitigate a portion of our foreign transaction exchange gains and losses reported as income or expense on our statements of operations.

For the nine months ended September 30, 2017, interest and other income (expense), net was $0.8 million compared to $(0.2) million for the nine months ended September 30, 2016. The change was primarily due to a net gain of $0.5 million during the nine months ended September 30, 2017 in foreign transaction exchange and derivative instrument gains/(losses) as a result of fluctuations in the U.S. dollar against the British pound sterling and euro, compared to a net loss of $(0.4) million during the nine months ended September 30, 2016. In addition, we realized immaterial accretion and amortization expense on our marketable securities during the nine months ended September 30, 2017, compared to an expense of $(0.2) million during the nine months ended September 30, 2016, as we reduced our investments in marketable securities in June 2017 to raise cash for our dividends payable to common stockholders on July 7, 2017.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change $	2017	2016	Change $
	(in thousands)
Income tax expense (benefit)	$261	$(65)	$326	$638	$55	$583

For the three and nine months ended September 30, 2017, income tax expense was primarily related to federal alternative minimum tax, state minimum taxes and taxes due in foreign jurisdictions. For the three and nine months ended September 30, 2016, income tax expense was primarily related to state minimum taxes and taxes due in foreign jurisdictions.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude expenses for: interest, income taxes, depreciation and amortization, stock-based compensation, merger-related costs and in the nine-month period ended September 30, 2016, non-recurring proxy contest expenses. We believe that adjusted EBITDA provides useful information to investors in understanding and evaluating our operating results in the same manner as management and the board of directors. This non-GAAP information is not necessarily comparable to non-GAAP information of other companies. Non-GAAP information should not be viewed as a substitute for, or superior to, net income (loss) prepared in accordance with GAAP as a measure of our profitability or liquidity. Users of this financial information should consider the types of events and transactions for which adjustments have been made. The following is a reconciliation of adjusted EBITDA to net income (loss) for the periods indicated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(4)	$(4,464)	$5,568	$(10,548)
Adjustments:
Interest expense	2	1	6	6
Income tax expense	261	(65)	638	55
Depreciation and amortization expense	1,409	1,682	4,599	5,090
Stock-based compensation expense	528	2,137	3,281	6,638
Merger-related costs (1)	1,413	—	1,800	—
Proxy contest expenses	—	—	—	815
Total Adjustments	3,613	3,755	10,324	12,604
Adjusted EBITDA income (loss)	$3,609	$(709)	$15,892	$2,056

(1)

Merger-related costs incurred during the six months ended June 30, 2017 were related to our comprehensive review of strategic alternatives leading up to our announcement of the Merger Agreement with RhythmOne PLC in the three months ended September 30, 2017.

We have included adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by us and our board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted EBITDA provides useful information in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities. As of September 30, 2017 and December 31, 2016, we had $41.3 million and $65.7 million in cash, cash equivalents, and marketable securities, respectively. Cash equivalents and marketable securities as of September 30, 2017 are comprised of money market funds and U.S. government bonds. Cash held internationally as of September 30, 2017 totaled $5.9 million.

On February 18, 2016, we announced a $10 million stock repurchase program. The repurchase program is subject to market conditions and other factors. Purchases under this repurchase program have been made in the open market and have complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The cost of the repurchased shares was funded from available working capital. Such repurchased shares are held in treasury and are presented using the cost method. From February 18, 2016 through September 30, 2017, we purchased 2,268,478 shares of our common stock for $8.2 million at an average price of $3.64 per share.

On June 22, 2017, we announced a special cash dividend in the amount of $1.00 per common share and a quarterly cash dividend in the amount of $0.03 per common share. The special and quarterly cash dividends were paid on July 7, 2017, to stockholders of record as of the close of business on July 3, 2017. Cash used to pay dividends was funded from available working capital. On August 8, 2017, we announced a quarterly cash dividend in the amount of $0.03 per common share. This quarterly cash dividend was paid on October 9, 2017, to stockholders of record as of the close of business on September 29, 2017. We recorded $1.0 million in “Dividends payable” in our condensed consolidated balance sheet as of September 30, 2017. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our board of directors.

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

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2017	2016
Condensed Consolidated Statements of Cash Flows Data:	(in thousands)
Net cash provided by operating activities	$17,735	$13,342
Net cash provided by investing activities	$13,257	$4,455
Net cash used in financing activities	$(36,981)	$(4,562)

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

We generated $17.7 million of cash from operating activities during the nine months ended September 30, 2017, primarily resulting from our net income of $5.6 million, adjusted for non-cash charges related to:

•	Depreciation and amortization of $4.6 million;
•	Stock-based compensation of $3.3 million; and
•	Allowance for doubtful accounts receivable of $0.4 million.

In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows:

•	$4.9 million from a decrease in accounts receivable due to the timing of receipts from advertising customers;
$(0.6) million from an increase in prepaid expenses and other current assets; and
•	$(0.5) million from a net decrease in accounts payable, accrued digital media property owner costs and other accrued liabilities as a result the timing of payments to our vendors.

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

We generated $13.3 million of cash from investing activities during the nine months ended September 30, 2017. Significant cash increases (decreases) are as follows:

•	$(1.9) million to purchase property, equipment and software;
•	$(3.1) million to develop software for internal use;
•	$(22.8) million to purchase marketable securities; and
•	$41.1 million of proceeds from the sales and maturities of marketable securities.

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

We used $37.0 million of cash in financing activities during the nine months ended September 30, 2017. We used $35.6 million for dividend payments, $1.1 million to repurchase the Company’s stock, $0.9 million for repayments of borrowings under capital leases and $0.7 million to net-share settle equity awards, partially offset by $1.4 million received from the issuance of common stock in association with our employee stock purchase plan and from the exercise of stock options.

We used $4.6 million of cash in financing activities during the nine months ended September 30, 2016. We received $1.1 million of proceeds for the issuance of common stock in association with our employee stock purchase plan and from the exercise of stock options, offset by $5.0 million used for repurchases of common stock and $0.7 million used to net-share settle equity awards.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of September 30, 2017 and December 31, 2016.

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

On August 8, 2017, we announced a quarterly cash dividend in the amount of $0.03 per common share. This quarterly cash dividend was paid on October 9, 2017, to stockholders of record as of the close of business on September 29, 2017. We recorded $1.0 million in “Dividends payable” in our condensed consolidated balance sheet as of September 30, 2017.

Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our board of directors.

Contractual Obligations

We lease various office facilities, including our corporate headquarters in Redwood City, California, under non-cancellable operating lease agreements that expire on various dates through September 2027. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. Rent expense under operating leases totaled $0.8 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively, and totaled $2.5 million for each of the nine-month periods ended September 30, 2017 and 2016. We also have capital lease obligations that mature over various dates through July 2020. During the nine months ended September 30, 2017, we entered into several new capital lease obligations for computer equipment for a total of approximately $3.4 million that have lease terms ranging from one to three years.

We also occasionally enter into agreements with digital media property owners that require us to purchase a minimum number of impressions on a monthly or quarterly basis. In the three months ended June 30, 2017, we entered in to purchase commitments with two additional digital media property owners representing an additional commitment of $3.1 million, of which $1.6 million is remaining as of September 30, 2017. Our purchase commitments expire on various dates through December 2017.

Our future minimum payments under these arrangements as of September 30, 2017 were as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating lease obligations	$14,601	$3,277	$5,472	$3,016	$2,836
Capital lease obligations	2,522	1,819	703	—	—
Traffic acquisition costs and other purchase commitments	1,611	1,611	—	—	—
Total minimum payments	$18,734	$6,707	$6,175	$3,016	$2,836

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

To provide a meaningful assessment of the interest rate risk within our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our portfolio. Based on investment positions as of September 30, 2017 a hypothetical 100 basis point increase in interest rates across all maturities in our portfolio would result in an immaterial incremental decline in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity. As such, we do not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. We do not enter into investments for trading or speculative purposes.

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

We established a program that utilizes foreign currency forward contracts to offset the risks associated with changes in the exchange rates of the currencies in which we do business, including the British pound sterling and the euro. Under this program, we enter into foreign currency forward contracts so that increases or decreases in our foreign currency exposures are offset at least in part by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Our foreign currency forward contracts are short-term in duration. To the degree that our foreign revenues and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. During the three months ended September 30, 2017 and 2016, foreign exchange transaction gain/(loss), net of foreign currency forward contracts, recorded to our condensed consolidated statements of operations totaled $(0.2) million and $11 thousand, respectively. During the nine months ended September 30, 2017 and 2016, foreign exchange transaction gain/(loss), net of foreign currency forward contracts, recorded to our condensed consolidated statements of operations totaled $(0.5) million and $0.4 million, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter ended September 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Pending Merger with RhythmOne:

Our proposed merger with RhythmOne is subject to a number of conditions beyond our control. Failure to complete the merger within the expected timeframe or at all could materially and adversely affect our future business, results of operations, financial condition and stock price.

On September 4, 2017, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with RhythmOne, PLC, a public limited company incorporated under the laws of England and Wales (“RhythmOne”), Redwood Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of RhythmOne (“Purchaser”), and Redwood Merger Sub II, Inc., a Delaware corporation and a wholly owned subsidiary of RhythmOne (“Merger Sub II”).

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein, Purchaser has agreed to commence an exchange offer (the “Offer”) to purchase all of the outstanding shares of common stock of YuMe (the “YuMe Stock”), with each share of YuMe Stock accepted by Purchaser in the Offer to be exchanged for the right to receive (i) $1.70 in cash (the “Cash Consideration”) and (ii) 7.325 ordinary shares £0.01 each in the capital of RhythmOne (“RhythmOne Stock”), plus cash in lieu of any fractional shares of RhythmOne Stock (the “Stock Consideration”), in each case, without interest ((i) and (ii) together, the “Transaction Consideration”). If the conditions to the Offer are satisfied and the Offer closes, Purchaser would acquire any remaining YuMe Stock by a merger of Purchaser with and into YuMe (the “First Merger”), with YuMe surviving the First Merger. Immediately following the First Merger, YuMe, as the surviving company of the First Merger, will be merged with and into Merger Sub II (the “Second Merger” and together with the First Merger, the “Mergers” and together with the Offer, the “Transactions”), with Merger Sub II surviving the Second Merger as a wholly owned subsidiary of RhythmOne.

As a result of the Mergers, it is expected that the former stockholders of YuMe will hold approximately 34% of RhythmOne. The Offer and the Mergers, taken together, may qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and the parties intend for the Second Merger, whether standing alone or together with the Offer and the First Merger, to so qualify. The Merger Agreement is therefore intended to constitute a “plan of reorganization” for purposes of Sections 354, 361 and 368 of the Code and Treas. Reg. Sec. 1.368-2(g).

The obligation of RhythmOne and Purchaser to consummate the Offer is subject to customary closing conditions, including (i) Purchaser having accepted for payment all of the YuMe Stock validly tendered pursuant to the Offer and not validly withdrawn and which represent at least a majority of the then-outstanding shares of YuMe Stock, (ii) the absence of any judgment issued by a court of competent jurisdiction or governmental authority, or a law or other legal restraint which would, in each case, make the mergers illegal or otherwise prohibit or prevent them from occurring, (iii) YuMe having at least $32 million in cash and cash equivalents at the consummation of the Offer and (iv) other customary conditions set forth in Exhibit B of the Merger Agreement. Accordingly, no vote of YuMe stockholders will be required in connection with the Mergers if RhythmOne and Purchaser consummate the Offer. The Merger Agreement contemplates that, if the Offer is completed, the First Merger will be effected pursuant to Section 251(h) of the General Corporation Law of the State of Delaware, which permits completion of the First Merger upon the acquisition by RhythmOne of one share more than 50% of the number of shares of YuMe Stock that are then issued and outstanding.

A copy of the Merger Agreement is included as an exhibit to a Form 8-K we filed on September 5, 2017, to report the Merger Agreement, and the references in this report to the Merger Agreement are qualified in their entirety by reference to the full text of the Merger Agreement.  The discussion of risks below is not an offer to sell or the solicitation of an offer to buy any securities or otherwise participate in the Offer.

We cannot predict whether and when conditions in the Merger Agreement will be satisfied. If one or more of these conditions is not satisfied, and as a result, we do not complete the Transactions, or in the event the proposed Transactions are not completed or are delayed for any other reason, our business, results of operations, financial condition and stock price may be harmed because:

•

The failure to, or delays in, consummating the Transactions may result in a negative impression of YuMe with customers, potential customers or the investment community and may negatively impact our business and stock price;

•	Management’s and our employees’ attention may be diverted from our day-to-day operations as they focus on matters related to preparing for integration of our operations with those of RhythmOne;
•	We could potentially lose customers, new customer contracts could be delayed or decreased and we may have difficulty hiring and retaining employees;
•	We could potentially lose key employees if such employees experience uncertainty about their future roles with us and decide to pursue other opportunities in light of the proposed Transactions;
•

We have agreed to restrictions in the Merger Agreement that limit how we conduct our business prior to the consummation of the Merger, including, among other things, restrictions on our ability to make certain capital expenditures, investments and acquisitions, sell, transfer or dispose of our assets, amend our organizational documents and incur indebtedness. These restrictions may not be in our best interests as an independent company, and may disrupt or otherwise adversely affect our business and our relationships with our customers, prevent us from pursuing otherwise attractive business opportunities, limit our ability to respond effectively to competitive pressures, industry developments and future opportunities, and otherwise harm our business, financial results and operations;

•

We have incurred and expect to continue to incur expenses related to the Transactions, such as legal, financial advisory and accounting fees, and other expenses that are payable by us whether or not the proposed Transactions are completed;

•	We may be required to pay a termination fee to RhythmOne if the Merger Agreement is terminated under certain circumstances, which would negatively affect our financial results and liquidity;
•	We may be required to pay RhythmOne's expenses up to $500,000 if the minimum tender condition set forth in the Merger Agreement cannot be met by March 31, 2018 (which may be extended to April 30, 2018) and the Merger Agreement terminates in accordance with its terms;
•

We may be required to pay a activities related to the Transactions and related uncertainties may lead to a loss of revenue and market position that we may not be able to regain if the proposed Transactions do not occur; and

•	Our stock price may fluctuate significantly based on announcements by us, RhythmOne or other third parties regarding the proposed Transactions.

The occurrence of these or other events individually or in combination could have a material adverse effect on our business, results of operations, financial condition and stock price.

Because the market price of RhythmOne ordinary shares and the exchange rate of pounds sterling to U.S. dollars may fluctuate, YuMe stockholders cannot be sure of the value of the consideration they will receive in the Transactions.

Upon completion of the Offer and the First Merger, each YuMe share of common stock will be converted into the right to receive $1.70 of cash per share of YuMe common stock and a specified number of RhythmOne ordinary shares based on an exchange ratio that was fixed at the time we executed the Merger Agreement. The value of the RhythmOne ordinary shares upon completion of the Offer and the First Merger may differ from the value of the RhythmOne ordinary shares at the signing of the Merger Agreement due to changes in the market value of RhythmOne ordinary shares and the comparative value of the pound sterling and the U.S. dollar.  As a result, our stockholders may receive less value in the total consideration if the market price of the ordinary shares of RhythmOne declines from the time we executed the Merger Agreement.

After completion of the Offer and the First Merger, former YuMe stockholders will own a smaller percentage of RhythmOne than they currently own of YuMe and as such will have diminished ability to affect the outcome of matters submitted to the RhythmOne shareholders.

After the completion of the Offer and the First Merger, former YuMe stockholders will own a smaller percentage of RhythmOne than they currently own of YuMe. If all of the issued and outstanding YuMe Shares are validly tendered and exchanged pursuant to the terms of the Offer, the former YuMe stockholders will own approximately 34% of the RhythmOne ordinary shares, and holders of existing RhythmOne ordinary shares will own approximately 66% of the RhythmOne ordinary shares. As a result, former YuMe stockholders would be a minority of the RhythmOne shareholders with limited ability, if any, to influence the outcome on any matters that are or may be subject to shareholder approval, including the appointment of directors, the issuance of shares or other equity securities, the payment of dividends and the acquisition or disposition of substantial assets.

YuMe stockholders may decide to sell their YuMe Shares or RhythmOne ordinary shares, which could cause a decline in their market prices and the value of the stock consideration to be received in the Transactions.

Some YuMe stockholders may decide they do not want to own shares of a company that has its primary listing outside the United States or decide they do not want to hold RhythmOne ordinary shares for other reasons. This could result in the sale of YuMe shares prior to the completion of the Offer and the First Merger or the sale of RhythmOne ordinary shares received in the Offer and the First Merger after the completion of the Offer and the First Merger, as the case may be. These sales, or the prospects of such sales in the future, could adversely affect the market price for YuMe shares, and the ability to sell YuMe shares in the market before the Offer and the First Merger is completed as well as RhythmOne ordinary shares before and after the Offer and the First Merger is completed. This could, in turn, adversely affect the dollar value of the RhythmOne ordinary shares that YuMe stockholders will receive upon completion of the Offer and the First Merger.

There will be material differences between a YuMe stockholder’s current rights as a holder of YuMe shares and the rights one can expect as a holder of RhythmOne ordinary shares, some which may adversely affect you.

Upon completion of the Transactions, YuMe stockholders will no longer be stockholders of YuMe, a corporation incorporated under the laws of Delaware, but will be shareholders of RhythmOne, a corporation incorporated under the laws of England and Wales. There will be material differences between the current rights of YuMe stockholders and the rights you can expect to have as a holder of RhythmOne ordinary shares, some which may adversely affect you.

Furthermore, RhythmOne is a foreign private issuer under the rules and regulations of the SEC. As a result, RhythmOne is exempt from a number of rules under the Exchange Act and is permitted to file different, and in many instances less comprehensive, information with the SEC, and to file such information less frequently than YuMe is currently required to file. For example, RhythmOne would not be required to furnish Quarterly Reports on Form 10-Q, proxy statements pursuant to Sections 14(a) or 14(c) of the Exchange Act or reports on “insider” trading pursuant to Section 16 of the Exchange Act, nor will the “short swing” profit recovery provisions of Section 16(b) of the Exchange Act be applicable. Accordingly, if a YuMe stockholder continues to hold RhythmOne ordinary shares after the consummation of the Transactions, it may receive less information about RhythmOne than it currently receives about YuMe and may be afforded less protection under the U.S. federal securities laws than it is currently afforded. In addition, as an AIM listed company, there are differences in the corporate governance practices adopted by RhythmOne compared with those of a NYSE listed company, like YuMe, including the application of different tests for the independence of board members.

Additionally, liquidity in AIM-traded shares tends to be significantly lower than that of NYSE-traded shares. This could make it more difficult for YuMe stockholders to sell their RhythmOne ordinary shares following the closing of the Transactions and could adversely affect the price of those shares. Reduced liquidity also could result in increased volatility, and the price for the RhythmOne ordinary shares may vary significantly in the future.

The Transactions will result in RhythmOne becoming subject to U.S. regulations that are different from the regulations to which RhythmOne is currently subject, including additional regulatory requirements related to internal control over financial reporting.

Following the Transactions, as a result of the registration of the issuance of the RhythmOne ordinary shares with the SEC, RhythmOne will be subject to U.S. securities laws and other U.S. laws and regulations, including the Sarbanes-Oxley Act of 2002 as a foreign private issuer. These regulations are different from the regulations to which RhythmOne is currently subject; and therefore, pose an increased compliance burden on RhythmOne.  There can be no assurance that RhythmOne will be able to comply with the increased burden of U.S. laws and regulations.  Any failure to comply or any disclosures required as a result of RhythmOne’s efforts to comply with these new laws and regulations, including the potential disclosure of any material weaknesses in RhythmOne’s internal control over financial reporting and other disclosure controls and procedures, could result in a lack of investor confidence and adversely impact RhythmOne’s stock price, which in turn could decrease the value of the stock consideration to be received by YuMe stockholders in the Transactions.

The Merger Agreement contains provisions that could discourage a potential competing acquiror.

The Merger Agreement contains “no solicitation” provisions that, subject to exceptions, restrict our ability to solicit, initiate, or knowingly encourage, facilitate or induce third party proposals for the acquisition of our common stock. In addition, RhythmOne has an opportunity to modify the terms of the Transactions in response to any competing acquisition proposals before our board of directors may withdraw or change its recommendation with respect to the Transactions. Upon the termination of the Merger Agreement, including in connection with a “superior proposal”, we may be required to pay $5,536,790 as a termination fee.

These provisions could discourage a potential third party acquiror from considering or proposing an acquisition transaction, even if it were prepared to pay a higher per share price than what would be received in the Transactions. These provisions might also result in a potential third party acquiror proposing to pay a lower price per share to our stockholders than it might otherwise have proposed to pay because of the added expense of the $5,536,790 termination fee that may become payable. Additionally, if the minimum tender condition set forth in the Merger Agreement cannot be met by March 31, 2018 (which may be extended to April 30, 2018) and the Merger Agreement terminates in accordance with its terms, YuMe will pay RhythmOne for their reasonable expenses in connection with the Merger Agreement up to $500,000. If RhythmOne is unable to obtain shareholder approval by March 31, 2018 and the Merger Agreement terminates in accordance with its terms, RhythmOne will pay YuMe for their reasonable expenses in connection with the Merger Agreement up to $500,000.

If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Transactions.

Our executive officers and directors have interests in the Transactions that may be different from, or in addition to, the interests of our stockholders generally.

Our executive officers and members of our board of directors may be deemed to have interests in the Transactions that may be different from or in addition to those of our stockholders, generally. These interests may create potential conflicts of interest. Our board of directors was aware of these potentially differing interests and considered them, among other matters, in evaluating and negotiating the Merger Agreement and in reaching its decision to approve the Merger Agreement and the transactions thereunder. These interests relate to or arise from, among other things:

•	The consideration to be received in respect of options to purchase shares of YuMe and restricted stock unit awards held by our executive officers and members of our board of directors;
•

The receipt of certain payments and benefits to which certain executive officers may become entitled pursuant to our Executive Severance Plan and other incentive agreements and in connection with the completion of the Merger; and

•	The right to continued indemnification and insurance coverage for our directors and executive officers following the completion of the Merger.

We may be targets of securities class action and derivative lawsuits relating to the Mergers, which could result in substantial costs and may delay or prevent the Mergers from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the Transactions, then that injunction may delay or prevent the Mergers from being completed. Currently, we are not aware of any securities class action lawsuits or derivative lawsuits being filed in connection with the Transactions.

We have obligations under certain circumstances to hold harmless and indemnify our directors (including VIEX Capital Advisors, LLC, an affiliate of one of our directors, and its affiliates), and officers against judgments, fines, settlements and expenses related to claims against such directors and officers and otherwise to the fullest extent permitted under Delaware law and our bylaws and certificate of incorporation. Such obligations may apply to any lawsuits that relate to the Transactions and any other potential litigation. If we are required to pay any judgments, fines, settlements and expenses as a result of these indemnification obligations, our results of operations and liquidity could be significantly harmed.

We will incur significant costs in connection with the Transactions, whether or not they are consummated.

We will incur substantial expenses related to the Transactions, whether or not they are completed. Payment of these expenses by us as a standalone entity would adversely affect our operating results and financial condition and would likely adversely affect our stock price. Additionally, if the minimum tender condition set forth in the Merger Agreement cannot be met by March 31, 2018 (which may be extended to April 30, 2018) and the Merger Agreement terminates in accordance with its terms, YuMe will pay RhythmOne for their reasonable expenses in connection with the Merger Agreement up to $500,000. If RhythmOne is unable to obtain shareholder approval by March 31, 2018 and the Merger Agreement terminates in accordance with its terms, RhythmOne will pay YuMe for their reasonable expenses in connection with the Merger Agreement up to $500,000.

The announcement and pendency of the Transactions could cause disruptions to our business, which could have an adverse effect on our financial results and consequently on the combined company.

YuMe and RhythmOne have operated and, until the consummation of the First Merger (as described in the Merger Agreement), will continue to operate, independently.  Uncertainty about the effect of the Mergers on customers, investors, suppliers and employees may have an adverse effect on YuMe and consequently on the combined company.  In response to the announcement of the Offer and Mergers, existing or prospective customers or suppliers of YuMe may:

•	Delay, defer or cease using our solutions, providing products or services to YuMe or the combined company;
•	Delay or defer other decisions concerning YuMe or the combined company; or
•	Otherwise seek to change the terms on which they do business with YuMe or the combined company.

Any such delays or changes to terms could materially and adversely affect the business, results of operations and financial condition of YuMe or, if the Transactions are completed, the combined company.

In addition, as a result of the Transactions, current and prospective employees could experience uncertainty about their future with YuMe or the combined company.  These uncertainties may impair the ability of YuMe to retain, recruit or motivate key personnel.

Risks Related to Our Business and Our Industry:

Our revenue has declined, we have incurred significant net losses, and we may not be profitable in the future.

We incurred net losses of $7.7 million, $16.7 million and $8.7 million in 2016, 2015 and 2014, respectively. We had an accumulated deficit of $49.3 million as of September 30, 2017. In 2016, 2015 and 2014, we did not generate sufficient revenue to offset expenses, which may occur in future periods as well. Our revenue has declined in recent periods as a result of a variety of factors, including intense competition and difficulties extending our geographical reach and our offerings, and we cannot assure you that our revenue will not decline further. You should not consider our historical revenue growth or expenses prior to recent periods as indicative of our future performance. If our revenue growth rate continues to decline or our expenses exceed expectations, our financial performance will be adversely affected. Further, if our future growth and operating performance fail to meet investor or analyst expectations, it could have a materially negative effect on our stock price.

A substantial portion of our revenue depends on a small number of advertising agency customers representing a limited number of advertisers and a reduction in digital advertising purchased by those customers or advertisers could significantly reduce our revenue.

Brand advertisers represented by a limited number of advertising agencies account for a significant portion of our revenue. Specifically, a single brand advertiser represented by an advertising agency within the Omnicom Media Group (“OMG”) corporate structure accounted for approximately 12% of our revenue during the nine months ended September 30, 2017 and during the year ended December 31, 2016. A significant reduction in our revenue from digital advertising purchased by these advertising agency customers or by one or more of the brand advertisers that they represent could materially harm our financial condition and results of operations.

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

Our ongoing restructuring and other cost reduction plans may not produce anticipated benefits and may lead to charges that will adversely affect our results of operations.

Commencing in the fourth quarter of 2016, we implemented restructuring and other cost-reduction plans designed to better align our operating expenses with our revenue, better manage our costs, and more efficiently manage our business as disclosed in our Form 8-K filing on November 9, 2016. In the fourth quarter of 2017, we implemented further restructuring and other cost-reduction plans as disclosed in our form 8-K filing on October 6, 2017. Such actions have resulted in disruptions and could continue to result in disruptions to our operations and workforce, and could adversely affect our business. These restructuring plans resulted in, among other things, a reduction of approximately 10% of our workforce. Actual costs related to such restructuring plans may exceed the amounts that we previously estimated, leading to additional charges as actual costs are incurred. We expect to continue to actively monitor our operating expenses; however, if we do not fully realize the anticipated benefits of any expense reduction initiatives, our business could be adversely affected. We cannot be sure that our efforts to manage expenses and improve our operating leverage will be successful. If our operating expenses are higher than we expect or if we do not maintain adequate control of our costs and expenses, our operating results will suffer.

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

In June 2016, the United Kingdom (the “U.K.”) held a referendum in which voters approved the U.K.'s withdrawal from membership of the European Union (the “E.U.” or “EU”) (“Brexit”). Brexit has resulted in significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. As described elsewhere in this report, we translate revenue denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening dollar, our reported international revenue is reduced because foreign currencies translate into fewer U.S. dollars. The implementation of Brexit may also create global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budget on our products and services.

The U.K. has commenced negotiations to determine the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and may cause us to lose customers and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.

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

In the United States, we have 13 patents issued and 9 non-provisional patent applications pending. We also have five foreign patents issued and 13 foreign patent applications pending. There can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, or that these patents will not be challenged by third parties or found to be invalid or unenforceable. We have nine registered trademarks in the United States, 54 registered trademarks in foreign jurisdictions and are also pursuing the registration of additional trademarks and service marks in the United States and in locations outside the United States. Effective trade secret, copyright, trademark and patent protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming.

Monitoring unauthorized use of our intellectual property is difficult and costly. Our efforts to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Further, our competitors may independently develop technologies that are similar to ours but which avoids the scope of our intellectual property rights. In addition, the laws of many countries, such as China and India, do not protect our proprietary rights to as great an extent as do the laws of European countries and the United States. Further, the laws in the United States and elsewhere change rapidly, and any future changes could adversely affect us and our intellectual property. Our failure to meaningfully protect our intellectual property could result in competitors offering solutions that incorporate our most technologically advanced features, which could seriously reduce demand for our advertising solutions. In addition, we may in the future need to initiate infringement claims or litigation. Litigation, whether we are a plaintiff or a defendant, can be expensive, time-consuming and may divert the attention of our technical staff and managerial personnel, which could harm our business, whether or not the litigation results in a determination that is unfavorable to us. In addition, litigation is inherently uncertain, and thus we may not be able to stop our competitors from infringing our intellectual property rights.

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

While we anticipate that our existing cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to fund our operations for at least the next 12 months, we may need to raise additional capital to fund operations in the future or to finance acquisitions. On June 22, 2017, we announced a special cash dividend in the amount of $1.00 per common share and a quarterly cash dividend in the amount of $0.03 per common share. The special and quarterly cash dividends were paid on July 7, 2017, to stockholders of record as of the close of business on July 3, 2017. Cash used to pay dividends was funded from available working capital. On August 8, 2017, we announced a quarterly cash dividend in the amount of $0.03 per common share. This quarterly cash dividend was paid on October 9, 2017, to stockholders of record as of the close of business on September 29, 2017. We recorded $1.0 million in “Dividends payable” in our condensed consolidated balance sheet as of September 30, 2017. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our board of directors.

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

We periodically assess the likelihood that we will be able to recover our net deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, we concluded that a full valuation allowance against our net U.S. deferred tax assets should be applied as of September 30, 2017. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period this determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current tax provision. These events could have a material impact on our reported results of operations.

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

Our stock price has been and is likely to remain volatile. Since shares of our common stock were sold in our IPO at a price of $9.00 per share, our stock price has ranged from $2.35 to $12.08 through October 31, 2017. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

Currently we are not aware of any securities analysts following the Company. The trading market for our common stock is likely to respond to the presence or absence of equity research published about us and our business, and to the content of any such research. If no or few equity research analysts elect to provide research coverage of our common stock, the lack of research coverage may adversely affect the market price of our common stock. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If any or all equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

A sale of a substantial number of shares of our common stock in the public market could occur at any time. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

We had approximately 34.9 million shares of common stock outstanding as of September 30, 2017. Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

As of September 30, 2017, approximately 9.7 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans have been registered under registration statements on Form S-8 and, subject to grants, vesting arrangements and exercise of options and the restrictions of Rule 144 in the case of our affiliates, may become available for sale in the public market.

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

On February 18, 2016, we announced a $10.0 million stock repurchase program. The repurchase program is subject to market conditions and other factors. Purchases under this repurchase program have been made in the open market and have complied with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The cost of the repurchased shares was funded from available working capital. Such repurchased shares are held in treasury and are presented using the cost method. As of September 30, 2017, we had purchased 2,268,478 shares of our common stock for $8.2 million at an average price of $3.64 per share. For accounting purposes, common stock repurchased under our Stock Repurchase Program is recorded based upon the purchase date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit	Description of Exhibit
2.1†

Agreement and Plan of Merger and Reorganization, dated September 4, 2017, by and among RhythmOne, PLC, Redwood Merger Sub I, Inc., Redwood Merger Sub II, Inc. and YuMe, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed September 5, 2017)

10.18*	2017 Cash Incentive Plan

10.19*	Amended and Restated Indemnification Agreement

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

99.1	Advertising Metrics (furnished herewith)

99.2	Form of Tender and Support Agreement (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on September 5, 2017)

101 INS**	XBRL Instance Document

101 SCH**	XBRL Taxonomy Extension Schema

101 CAL**	XBRL Taxonomy Extension Calculation

101 DEF**	XBRL Taxonomy Extension Definition

101 LAB**	XBRL Taxonomy Extension Labels

101 PRE**	XBRL Taxonomy Extension Presentation

†	Schedules to the Agreement and Plan of Merger and Reorganization have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any such schedules to the U.S. Securities and Exchange Commission upon request.

*	Filed herewith.

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

YuMe, Inc.

/s/ TONY CARVALHO

Tony Carvalho Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 8, 2017

INDEX TO EXHIBITS

Exhibit	Description of Exhibit
2.1†

Agreement and Plan of Merger and Reorganization, dated September 4, 2017, by and among RhythmOne, PLC, Redwood Merger Sub I, Inc., Redwood Merger Sub II, Inc. and YuMe, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed September 5, 2017)

10.18*	2017 Cash Incentive Plan

10.19*	Amended and Restated Indemnification Agreement

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

99.1	Advertising Metrics (furnished herewith)

99.2	Form of Tender and Support Agreement (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed September 5, 2017)

101 INS**	XBRL Instance Document

101 SCH**	XBRL Taxonomy Extension Schema

101 CAL**	XBRL Taxonomy Extension Calculation

101 DEF**	XBRL Taxonomy Extension Definition

101 LAB**	XBRL Taxonomy Extension Labels

101 PRE**	XBRL Taxonomy Extension Presentation

†	Schedules to the Agreement and Plan of Merger and Reorganization have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any such schedules to the U.S. Securities and Exchange Commission upon request.

*	Filed herewith.

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